Form 10-Q
period 1996-03-31
TRACOR INC /DE
filed 1996-05-15
CIK 829221

FORM 10-Q

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended        March 31, 1996

  Commission file Number                0-20227

                          Tracor, Inc.
        (Exact name of registrant as specified in its charter.)

           Austin, Texas                            74-2618088
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)                 Identification No.)

          6500 Tracor Lane                         78725-2000
  (Address of principal executive offices          (Zip Code)

  Registrant's telephone number, including area code:  (512)926-2800

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES [X]       NO [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
        PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

      YES [X]        NO [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

  Common Stock, $.01 Par Value - 13,216,845 shares as of May 3, 1996.

  Class A Common Stock, $.01 Par Value - 978,458 shares as of May 3, 1996.

  PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements
  -----------------------------

  TRACOR
  CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   March 31,  December 31,
                                                     1996        1995
                                                   ---------  -----------
                                                  (Unaudited)  (Audited)
              ASSETS                          (in thousands, except share data)
  Current assets:
   Cash and cash equivalents                        $ 44,192       $59,478
   Accounts receivable                               182,213       141,657
   Inventories                                        10,812         4,695
   Assets held for sale                               18,535            -
   Prepaid expenses and other                         11,990         7,988
   Deferred income taxes                              24,669        15,916
                                                    --------      --------
      Total current assets                           292,411       229,734

  Property, plant, and equipment, net                112,319        85,760
  Goodwill, net                                      158,638        99,813
  Other intangibles, net                              16,975        18,385
  Prepaid pension costs                               20,869        23,107
  Deferred charges and other assets                   15,158        10,657
                                                    --------      --------
  Total assets                                      $616,370      $467,456
                                                    ========      ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
   Accounts payable and accrued liabilities          $116,514     $ 89,870
   Current portion of long-term debt                   22,921       10,735
                                                     --------     --------
      Total current liabilities                       139,435      100,605

  Long-term debt, less current portion                283,778      180,440

  Deferred revenue                                     21,514       23,752
  Other long-term liabilities                          26,972       25,694
  Shareholders' equity:
     Preferred stock, par value $.01 per share:
      1,000,000 shares authorized;
      no shares issued or outstanding                      -            -
   Common stock, par value $.01 per share:
     53,000,000 shares authorized;
       issued and outstanding: 13,192,188 in 1996
       and 13,172,754 in 1995, net of 1,553 shares
       in treasury in 1996                                132          132
   Class A common stock, par value $.01 per share:
      1,000,000 shares authorized; 978,458 shares
      issued and outstanding                               10           10
   Additional capital paid in                          76,651       76,606
   Retained earnings                                   67,878       60,217
                                                     --------     --------
      Total shareholders' equity                      144,671      136,965
                                                     --------     --------
  Total liabilities and shareholders' equity         $616,370     $467,456
                                                     ========     ========

  See notes to unaudited condensed consolidated financial statements.

  TRACOR
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
  (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                        1996          1995
                                                       (in thousands, except
                                                        per share amounts)

  Net sales                                           $229,047        $211,241
  Cost of sales                                        181,993         168,627
                                                      --------        --------
   Gross profit                                         47,054          42,614
  Selling, administrative, and general expenses         27,607          26,239
                                                      --------        --------
     Earnings before interest and income taxes          19,447          16,375

  Interest expense                                       5,683           5,398
                                                      --------        --------
     Income before income taxes                         13,764          10,977

  Income taxes                                           6,103           4,727
                                                      --------        --------
  Net income                                          $  7,661        $  6,250
                                                      ========        ========

  Net income per common and common equivalent share       $.32            $.30
                                                          ====            ====

  See notes to unaudited condensed consolidated financial statements.

  TRACOR
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                        1996          1995
                                                          (in thousands)
  Operating activities:
   Net income                                            $  7,661   $ 6,250
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation of property, plant, and equipment       3,807     3,390
       Amortization of goodwill                             1,122       843
       Amortization of other intangibles                    1,410     1,410
       Decrease in prepaid pension costs                    2,238     2,785
       Decrease in debt issuance costs                        629       511
       Decrease in deferred revenue                        (2,238)   (2,785)
       Changes in operating assets and liabilities:
         Decrease in accounts receivable                      137    12,266
         Increase in inventories and prepaid expenses      (6,398)   (1,562)
         Decrease in recoverable income taxes                  68     2,067
         Decrease in accounts payable and accrued expenses (8,312)   (3,776)
         Increase in other, net                              (270)   (1,385)
                                                         --------  --------
      Net cash provided by (used in) operating activities    (146)   20,014

  Investing activities:
   Purchases of property, plant, and equipment             (2,754)   (1,721)
   Acquisition of business, net of cash acquired         (103,058)  (12,102)
                                                         --------   -------
      Net cash used in investing activities              (105,812)  (13,823)

  Financing activities:
   Payments of long-term debt                             (84,287)   (2,631)
   Proceeds from issuance of long-term debt               180,000        -
   Payment of debt issuance costs                          (5,041)       -
                                                         --------   -------
      Net cash provided by (used in) financing
       activities                                          90,672    (2,631)

      Increase (decrease) in cash and cash equivalents    (15,286)    3,560

  Cash and cash equivalents at beginning of period         59,478    24,152
                                                         --------   -------
  Cash and cash equivalents at end of period             $ 44,192   $27,712
                                                         ========   =======

  See notes to unaudited condensed consolidated financial statements.

TRACOR

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1996

Note A -- Basis of Presentation
- -------------------------------

The accompanying unaudited condensed consolidated financial statements of Tracor, Inc. (Tracor or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of December 31, 1995.

Note B -- Income Taxes
- ----------------------

The effective income tax rate for the three months ended March 31, 1996, is based on the expected annual rate for federal, state, and foreign income taxes.

Note C -- Net Income Per Common and Common Equivalent Share
- -----------------------------------------------------------

Primary and fully diluted net income per share amounts are computed in accordance with the modified treasury stock method using the weighted average common shares outstanding and equivalents assuming the exercise of all outstanding warrants and options for common shares. The weighted average common and common equivalent shares used in this calculation were 24,878,000 and 23,138,000 for the three months ended March 31, 1996 and 1995, respectively. For purposes of net income per share computations, net income is adjusted for the pro forma reduction of interest expense, net of income taxes, resulting from the assumed use of warrants and options exercise proceeds to reduce outstanding debt. For the first quarter of 1996 and 1995, the primary and fully diluted net income per share calculations yielded the same amount.

Note D -- Acquisitions
- ----------------------

   AEL Acquisition
   ---------------

On February 22, 1996, Tracor purchased all of the approximately 4.1 million common shares of AEL Industries, Inc. (AEL). AEL designs and manufactures sophisticated countermeasures, simulation, and radar-warning receiver systems; installs and integrates electronic avionics equipment in military and commercial aircraft; and provides state-of-the-art antenna, microwave, and integrated circuit components.

The purchase price, including acquisition expenses, was approximately $103 million. AEL's long-term indebtedness prior to the acquisition totaled approximately $20 million, of which approximately $10 million was retired and approximately $10 million was assumed by Tracor. The financing for the transaction and related expenses was obtained through an increase of the Company's existing bank term credit facility and from cash on hand.

The acquisition has been accounted for using the purchase method, and, accordingly, the purchase price ($103 million) and the liabilities assumed ($59 million) have been allocated to the assets acquired ($102 million) based on a preliminary estimate of their respective fair values at the date of acquisition. This preliminary estimate is subject to change based on finalization of certain fair value determinations. Such fair value determinations are not expected to have a material effect on the consolidated financial position or results of operations of Tracor. The resulting excess of the purchase price over the preliminary estimate of the fair value of the net assets acquired ($60 million) is being amortized over 30 years.

AEL's results of operations have been included in the Company's consolidated statements of income from February 22, 1996, the date of acquisition, through March 31, 1996. The following net sales, net income, and net income per share are presented on a pro forma basis, assuming the acquisition had occurred on January 1, 1995 (in thousands, except per share data):

                                                Three-Month
                                               Period Ended
                                                 March 31
                                              1996      1995
                                          ---------------------
Net sales                                  $245,900     $243,045
Net income                                    1,591        6,366
Net income per share fully diluted              .08          .30

The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisition of AEL occurred on January 1, 1995, nor of future results.

   Westmark Acquisition
   --------------------

On March 12, 1996, Tracor reached agreement with Westmark Systems, Inc. (Westmark) to acquire substantially all of Westmark's assets, which primarily consist of Tracor stock and warrants, as well as certain real estate holdings. Westmark, the former parent company of Tracor, holds all of Tracor's Class A stock (978,458 shares), a Series B warrant to purchase 5,249,428 shares of Tracor common stock with an exercise price of $4.42 per share, and a Series C warrant to purchase 5,455,000 shares of Tracor common stock with an exercise price of $7.36 per share. Under the agreement, which is subject to shareholder approval by both companies, Tracor would exchange approximately 8 million shares of common stock for the assets. The number of shares is subject to certain adjustments based on Tracor's average stock price during a 20-day period ending three days before the earliest shareholder meeting held. Westmark will liquidate concurrently with the closing by distributing the Tracor shares to its shareholders. The agreement provides for a distribution of the Tracor shares through underwritten secondary offerings of a maximum of one-half of the shares during the first two years after the closing.

Note E -- Long-term Debt
- ------------------------

Concurrent with the AEL acquisition, Tracor amended and restated its existing credit agreement (Amended Credit Agreement) increasing the total credit available thereunder from $135 million to $270 million. The Amended Credit Agreement consists of a $180 million term loan facility, a $40 million revolving loan facility, and a $50 million letters of credit facility. Substantially all assets of Tracor and certain domestic, wholly owned subsidiaries are pledged or mortgaged under the Amended Credit Agreement, and all borrowings are guaranteed by such subsidiaries.

The term loans are comprised of an $80 million A Term Loan, a $50 million B Term Loan, and a $50 million C Term Loan. The A Term Loan facility is evidenced by promissory notes maturing October 31, 1999, and requiring quarterly principle payments of approximately $5.3 million. The B Term Loan facility is evidenced by promissory notes maturing October 31, 2000, requiring quarterly payments of $133,333 through and including October 31, 1999, and quarterly payments of $12 million from January 31, 2000, through October 31, 2000. The C Term Loan facility is evidenced by promissory notes maturing April 30, 2001, requiring quarterly payments of $131,578 through October 31, 2000, and two payments of $23,750,000 on January 31 and April 30, 2001. The revolving loans facility is evidenced by promissory notes maturing December 31, 2000. The letters of credit facility provides for the issuance of letters of credit with expiration dates generally 18 months or less from the date of issuance (automatically renewable unless a default exists at the expiration date) but in any event not later than December 31, 2000.

Certain mandatory prepayments are also required, including the prepayment of amounts equal to 100% of the net proceeds from any asset sales, subject to certain exceptions, and 50% of annual excess cash flow. Such mandatory repayments are to be applied to equally and ratably prepay the A, B, and C Term Loans based on the relative principal amounts outstanding.

Term loans under the A Term Loan facility and the revolving loans bear interest at Tracor's option at either the lender's base rate plus 1 1/2% or the eurodollar rate plus 2 1/2%. Loans under the B Term Loan facility bear interest at Tracor's option at either the lender's base rate plus 2% or the eurodollar rate plus 3%. Loans under the C Term Loan facility bear interest at Tracor's option at either the lender's base rate plus 2 1/4% or the eurodollar rate plus 3 1/4%. Interest on base rate loans is payable quarterly, and interest on eurodollar loans is payable at the end of the applicable interest period or every three months in the case of interest periods in excess of three months. A commitment fee of
 .5% per annum is charged on the unused revolving loans and letters of credit facility and is payable quarterly in arrears. Each letter of credit bears a total fee of 2 3/8% per annum plus customary administrative charges. At March 31, 1996, the Company had outstanding letters of credit totaling $38.2 million relating to commitments for performance on certain contracts with foreign customers and as collateral on certain insurance policies.

The Amended Credit Agreement contains covenants which, among other things, impose limitations and restrictions on the incurrence of additional indebtedness, capital expenditures, future mergers and acquisitions, sales of assets, payment of dividends (limited to 30% of net income for the prior year), and changes in control, as defined. In addition, Tracor is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage, and net worth.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
- ----------------------------------------------------------

Business Environment
- --------------------

Approximately 88% of the products, systems, and services of Tracor, Inc. and its subsidiaries (Tracor or the Company) are sold to the U.S. government through direct contracts, primarily with agencies of the U.S. Department of Defense (DOD), or through subcontracts with other U.S. government contractors. Beginning in the mid-1980s, the defense industry in general was negatively impacted by the perceived reduction of threats from the former Soviet Union and eastern European countries and, more recently, by competing demands upon the federal budget. While this has resulted in a U.S. defense budget that has decreased in real dollars, adjusted for inflation, over the last decade, it recently began to stabilize. For the first time in many years, the total U.S. defense budget increased in 1996, excluding inflation. Approximately 70% of the Company's DOD sales are funded by the operations and maintenance segment of the defense budget in areas which are among today's top DOD priorities. This segment has declined less than other segments of the budget as readiness priorities have emerged. It is now the largest segment of the defense budget and is projected to comprise about one-third of the defense budget over the next decade. The procurement portion of the budget is expected to experience a modest increase over this same time frame, and Tracor is also well positioned to benefit from this upturn.

The contraction of the defense budget in recent years and the attendant excess capacity and increase in competition for contracts among defense companies have resulted in a significant consolidation in the industry. Principally through several acquisitions, the Company has substantially increased its revenue base and reduced combined overhead costs through staff reductions, facilities consolidations, process improvements, and the elimination of certain other duplicative costs. These efficiencies and increased revenue base have enhanced Tracor's cost competitiveness in bidding on new contracts and recompetes of existing contracts. Management is continuing to pursue its acquisition strategy and believes the continuing consolidation within the defense industry will result in opportunities to pursue additional selected acquisitions, both large and small, which should allow the Company to continue to expand its revenue base and further improve its cost-competitive position.

While the long-term impact of changes in the defense budget and the industry consolidation cannot be predicted with certainty, management believes the Company is well positioned to continue to leverage its strengths and successes in the U.S. defense and intelligence marketplaces and increase its ongoing diversification efforts into foreign defense markets, nondefense U.S. government markets, and selected commercial markets.

Financial Condition
- -------------------

Working capital increased to $153.2 million at March 31, 1996, compared to $129.1 million at December 31, 1995, due primarily to the acquisition of AEL. The ratio of current assets to current liabilities was 2.1 at March 31, 1996, compared to 2.3 at December 31, 1995. Cash provided by operating activities decreased in the first quarter of 1996 compared to the first quarter of 1995 primarily due to the timing of changes in accounts receivable, inventories, and accounts payable. Accounts receivable decreased in the prior period due to the accelerated collection of billings related to contract deliveries. Inventories increased in the first quarter of 1996 in support of various programs and spare parts inventories. Accounts payable decreased during the current quarter due to the timing of subcontractor progress payments and the funding of insurance programs. In addition to these working capital changes, cash increased in the first quarter of 1995 due to the receipt of an income tax refund related to the preacquisition period of an acquired company. Normal capital expenditures of $2.8 million and scheduled long-term debt payments of $2.6 million were incurred in the quarter. The proceeds from the Amended Credit Agreement and cash on hand were used to finance the acquisition of AEL, to retire approximately $10 million of debt assumed in the acquisition, and to pay approximately $5 million of financing costs.

No borrowings were made from the Company's $40 million revolving loans facility during the quarter. At March 31, 1996, the Company had outstanding letters of credit of approximately $38.2 million, leaving $11.8 million available under its $50 million letters of credit facility. If the $50 million letters of credit facility should become fully utilized, $20 million of the revolving loans facility, to the extent then available, can be used for issuance of additional letters of credit. Existing letters of credit secure performance commitments on certain contracts with foreign customers and serve as collateral for certain insurance policies.

At March 31, 1996, the Company had firm backlog, which includes funded and unfunded contractual commitments, of $996 million, as compared to $924 million at December 31, 1995. Included in firm backlog at March 31, 1996, is $76.7 million of backlog attributable to AEL. Approximately 79% of firm backlog represents contracts with agencies of the U.S. government or its prime contractors, and about 78% is expected to be earned within one year. In addition, the Company's backlog of unexercised contract options on U.S. government contracts was $1.1 billion at March 31, 1996, compared to $948.9 million at December 31, 1995.

The Company's operations typically do not require large capital expenditures, and there were no material capital commitments at March 31, 1996.

Except for available amounts under the Amended Credit Agreement's revolving loans and letters of credit facilities, the Company's present debt position limits its ability to obtain substantial additional debt for operational purposes in the near future. However, management believes existing cash, funds generated by continuing operations, and the Amended Credit Agreement will provide sufficient resources to allow the Company to meet its obligations, fund capital requirements, and continue to pursue its business strategy. Management also believes it can obtain the necessary resources to pursue further acquisitions in the ongoing U.S. defense industry consolidation.

Results of Operations
- ---------------------

Three Months Ended March 31, 1996, Versus Three Months Ended March
31, 1995

The results of operations for the three months ended March 31, 1996, include the operating results of AEL since the date of acquisition, February 22, 1996. AEL's results are not included in the comparative prior period of 1995.

Sales and operating profits increased approximately 8% and 19%, respectively, due to improved operating results throughout the Company and the acquisition of AEL. Sales increased approximately 4% as a result of the acquisition of AEL. Other sales increases were due primarily to deliveries of mission planning workstations and increased revenues from QF-4 drone production and MQM-107E sub-scale drone development contracts. Operating profits increased approximately 3% from the acquisition of AEL. Other operating profit increases were the result of increased sales and slightly higher profit margins on those sales.

Interest expense increased 5% compared to the first quarter of 1995 due primarily to the additional term debt borrowed in conjunction with the AEL acquisition. This increase was reduced by lower interest expense on Series A Notes due to a payment of $3.8 million in March 1995 and by increased investment interest income.

The effective tax rate increased from 43% to 44% due to an increase in combined federal and state income tax rates.

PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 10-Q

     A. Exhibits
        11. Statement regarding computation of income per common and common equivalent share.
        27.  Financial Data Schedule for three month period ending
             March 31, 1996.

                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TRACOR, INC.


  Date: May 14, 1996            By: /s/ Robert K. Floyd
                                     ----------------------
                                     Robert K. Floyd
                                     Vice President and
                                     Chief Financial
                                     Officer