Form 10-Q
period 1996-06-30
TRACOR INC /DE
filed 1996-08-14
CIK 829221

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
(Mark One)
[ X ]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996

OR

[    ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

                         Commission file number    0-20227

                                   Tracor, Inc.
              (Exact name of registrant as specified in its charter)

            Delaware	                                        74-2618088
(State or other jurisdiction of	                         (I.R.S. Employer
 incorporation or organization)	                          Identification No.)

                                 6500 Tracor Lane,
                             Austin, Texas 78725-2000
                    (Address of principal executive offices)
                                    (Zip Code)

                                   512/926-2800
               (Registrant's telephone number, including area code)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
	90 days.

Yes   X  		No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

	Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   X  		No

APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common stock  24,617,180 shares

Exhibit Index on Page 13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      TRACOR
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                June 30,        December 31,
                                                                 1996                1995
                                                              (Unaudited)       (Audited)
                                 ASSETS                    (in thousands, except share data)
Current assets:
   Cash and cash equivalents	                                  $ 58,504	         $ 59,478
   Accounts receivable	                                         174,343	          141,657
   Inventories	                                                  11,498	            4,695
   Assets held for sale	                                         16,963                -
   Prepaid expenses and other	                                   12,236	            7,988
   Deferred income taxes	                                        24,669	           15,916
                                                               --------          --------
      Total current assets	                                     298,213	          229,734

Property, plant, and equipment, net	                            111,265	           85,760
Goodwill, net	                                                  164,202	           99,813
Other intangibles, net	                                          15,565	           18,385
Prepaid pension costs	                                           18,631	           23,107
Deferred charges and other assets	                               14,718	           10,657
                                                               --------          --------
Total assets  	                                                $622,594	         $467,456
                                                               ========          ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities	                   $124,567	         $ 89,870
   Current portion of long-term debt	                            22,922	           10,735
                                                               --------          --------
      Total current liabilities	                                147,489	          100,605

Long-term debt, less current portion 	                          278,170	          180,440
Deferred revenue	                                                19,276	           23,752
Other long-term liabilities	                                     26,007	           25,694

Shareholders' equity:
   Preferred stock, par value $.01 a share: 1,000,000 shares
      authorized; no shares issued or outstanding	                   -                 -
   Common stock, par value $.01 a share:
      53,000,000 shares authorized; shares issued and
      outstanding:  21,617,180 in 1996 and 13,172,754 in 1995,
      net of 1,553 shares in treasury in 1996 	                     216               132
   Class A common stock, par value $.01
      a share: 1,000,000 shares authorized;
      978,458 shares issued and outstanding in 1995	                 -                 10
   Additional capital paid in	                                   75,561	           76,606
   Retained earnings	                                            75,875            60,217
                                                               --------          --------
   Total shareholders' equity	                                  151,652	          136,965
                                             															   --------          --------
Total liabilities and shareholders' equity	                    $622,594	         $467,456
                                             															   ========          ========

See notes to unaudited condensed consolidated financial statements.

                        TRACOR CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)
                           									                Three Months Ended        Six Months Ended
                                                         June 30,                  June 30,
                                       													------------------        ----------------
                                                     1996        1995         1996         1995
                                                     (in thousands, except per share amounts)
Net sales	                                        $267,372 	   $217,513	    $496,419	   $428,754
Cost of sales	                                     215,314 	    175,026	     397,307	    343,653
                                                  --------     --------     --------    --------
   Gross profit	                                    52,058 	     42,487	      99,112	     85,101

Selling, administrative, and general expenses	      30,348 	     25,680	      57,955	     51,919
                                                  --------	    --------	    --------    --------
   Earnings before interest and income taxes	       21,710 	     16,807	      41,157	     33,182

Interest expense, net	                               7,127 	      4,850	      12,810	     10,248
                                                  --------	    --------	    --------    --------
   Income before income taxes	                      14,583 	     11,957	      28,347	     22,934

Income taxes 	                                       6,586 	      5,154	      12,689	      9,881
                                                  --------	    --------	    --------    --------
Net income	                                       $  7,997 	   $  6,803	    $ 15,658   	$ 13,053
                                                  ========     ========     ========    ========

Net income per common and common equivalent share 	   $.34 	       $.30	        $.66	       $.60
                                                      ====         ====         ====        ====

See notes to unaudited condensed consolidated financial statements.

                    TRACOR CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)



                                                                 Six Months Ended
                                                                      June 30,
                                                              ----------------------
                                            															   1996              1995
                                                              ----              ----
                                                                   (in thousands)
Operating activities:
   Net income 	                                                 $  15,658 	       $ 13,053
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation of property, plant, and equipment	            8,533 	          6,897
         Amortization of goodwill	                                  2,602 	          1,771
         Amortization of other intangibles	                         2,821 	          2,844
         Decrease in prepaid pension costs	                         4,476 	          5,568
         Decrease in debt issuance costs	                           1,465 	          1,014
         Decrease in deferred revenue	                             (4,476)	         (5,568)
         Change in operating assets and liabilities:
            Decrease in accounts receivable	                        8,602 	         11,288
            Increase in inventories and prepaid expenses	          (7,796)	         (1,346)
            Decrease in recoverable income taxes	                      65 	          2,027
            Increase (decrease) in accounts payable and
               accrued expenses	                                   (1,159)	          3,561
            Increase in other, net	                                  (553)	           (878)
			                                                               --------         --------
      Net cash provided by operating activities	                   30,238 	         40,231
Investing activities:
   Purchases of property, plant, and equipment	                    (6,322)	         (3,411)
   Acquisition of businesses, net of cash acquired	              (108,287)	        (12,105)
                                              				 												  --------         --------
           Net cash used in investing activities 	               (114,609)	        (15,516)
Financing activities:
   Payments of long-term debt	                                    (89,894)	         (5,251)
   Proceeds from issuance of long-term debt	                      180,000 	             -
   Payment of debt issuance costs	                                 (5,191)	             -
   Purchase of treasury stock	                                         -  	            (32)
   Proceeds from stock offering	                                       -  	         17,984
   Payment of stock issuance costs	                                (1,518)	             -
                                                                 --------         --------
      Net cash provided by financing activities	                   83,397 	         12,701
  	                                                              --------         --------
      Increase (decrease) in cash and cash equivalents	              (974)	         37,416

Cash and cash equivalents at beginning of period	                  59,478 	         24,152
                                              																   --------         --------
Cash and cash equivalents at end of period	                      $ 58,504 	       $ 61,568
                                                                 ========         ========

See notes to unaudited condensed consolidated financial statements.

TRACOR

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Tracor, Inc. (Tracor or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the quarter and six-month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of December 31, 1995.

Note B -- Income Taxes

The effective income tax rate for the quarter and six-month period ended June 30, 1996, is based on the expected annual rate for federal, state, and foreign income taxes.

Note C -- Income Per Common and Common Equivalent Share

Primary and fully diluted net income per share amounts for the quarter and the six-month period ended June 30, 1996 are computed in accordance with the treasury stock method using the weighted average common shares outstanding and equivalents assuming the exercise of all outstanding warrants and options for common shares. The weighted average common and common equivalent shares used in this calculation were 23,591,000 for the quarter and 24,229,000 for the six-month period ended June 30, 1996. For the quarter and six-month period ended June 30, 1996, the primary and fully diluted net income per share calculations yielded the same amount.

Note D -- Acquisitions

  AEL Acquisition

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

Subsequent to June 30, 1996, Tracor completed the sale of an AEL division and has closed, or is in the process of closing, the sale of three AEL properties, resulting in proceeds of approximately $18 million. Approximately $10 million of long-term debt related to these properties will be retired with the proceeds. These assets are recorded as assets held for sale at June 30, 1996.

AEL's results of operations have been included in the Company's consolidated statements of income from February 22, 1996, the date of acquisition, through June 30, 1996. The following net sales, net income, and net income per share are presented on a pro forma basis, assuming the acquisition had occurred on January 1, 1995 (in thousands, except per share data):

                                      Six-Month
                                    Period Ended
                                      June 30.
                                  --------------------
                                    1996        1995
                                    ----        ----
Net sales                         $513,272    $491,303
Net income                          10,173      13,378
Net income per share fully diluted     .43         .61

The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisition of AEL occurred on January 1, 1995, nor of future results.

  Westmark Acquisition

On June 13, 1996, Tracor concluded the acquisition of substantially all assets of Westmark Systems, Inc. (Westmark), which primarily consisted of Tracor stock and warrants and certain other real estate holdings. Westmark, the former parent company of Tracor, held all of Tracor's Class A stock (978,458 shares), a Series B warrant to purchase 5,249,428 shares of Tracor common stock with an exercise price of $4.42 per share and a Series C warrant to purchase 5,455,000 shares of Tracor common stock with an exercise price of $7.36 per share. Under the agreement, which was approved by the shareholders of both companies on June 13, 1996, Tracor exchanged 8,267,435 shares of common stock for the assets. Westmark liquidated concurrently with the closing by distributing the Tracor shares to its shareholders. The agreement provided for a distribution of the Tracor shares through underwritten secondary offerings of a maximum of one-half of the shares during the first two years after the closing. Accordingly, approximately 3.6 million shares were sold in a public offering concluded on July 11,
1996.   See Note F.

Note E -- Long-term Debt

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

The Company made scheduled payments of $5.3 million on the A Term Loan facility, $133,333 on the B Term Loan facility and $131,578 on the C Term Loan facility during the second quarter of 1996. No borrowings were made from the Company's revolving loan facility during the quarter.

Certain mandatory prepayments are also required, including the prepayment of amounts equal to 100% of the net proceeds from any asset sales, subject to certain exceptions, and 50% of annual excess cash flow. Such mandatory repayments are to be applied to equally and ratably prepay the A, B, and C Term Loans based on the relative principal amounts outstanding.

Term loans under the A Term Loan facility and the revolving loans bear interest at Tracor's option at either the lender's base rate plus 1 1/2% or the eurodollar rate plus 2 1/2%. Loans under the B Term Loan facility bear interest at Tracor's option at either the lender's base rate plus 2% or the eurodollar rate plus 3%. Loans under the C Term Loan facility bear interest at Tracor's option at either the lender's base rate plus 2 1/4% or the eurodollar rate plus 3 1/4%. Interest on base rate loans is payable quarterly, and interest on eurodollar loans is payable at the end of the applicable interest period or every three months in the case of interest periods in excess of three months. A commitment fee of .5% per annum is charged on the unused revolving loans and letters of credit facility and is payable quarterly in arrears. Each letter of credit bears a total fee of 2 3/8% per annum plus customary administrative charges. At June 30, 1996, the Company had outstanding letters of credit totaling $38.2 million relating to commitments for performance on certain contracts with foreign customers and as collateral on certain insurance policies.

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

Note F -- Subsequent Event

On July 11, 1996, Tracor concluded a public offering of 6,567,272 shares of its common stock at a price of $17.50 per share. Of the shares sold, the Company sold 3,000,000 shares and certain former shareholders of Westmark sold 3,567,272 shares. The net proceeds to the Company from the primary shares sold in the offering, approximately $48.4 million, will be used to retire a portion of its indebtedness under the Amended Credit Agreement or to complete an acquisition.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Business Environment

Approximately 88% of the products, systems, and services of Tracor, Inc. and its subsidiaries (Tracor or the Company) are sold to the U.S. government through direct contracts, primarily with agencies of the U.S. Department of Defense (DOD), or through subcontracts with other U.S. government contractors. Beginning in the mid-1980s, the defense industry in general was negatively impacted by the perceived reduction of threats from the former Soviet Union and eastern European countries and, more recently, by competing demands upon the federal budget. While this has resulted in a U.S. defense budget that has decreased in real dollars, adjusted for inflation, over the last decade, it recently began to stabilize. For the first time in many years, the total U.S. defense budget increased in 1996, excluding inflation. A major portion of the Company's DOD sales are funded by the operations and maintenance segment of the defense budget in areas which are among today's top DOD priorities.
This segment has declined less than other segments of the budget as readiness priorities have emerged. It is now the largest segment of the defense budget and is projected to comprise about one-third of the defense budget over the next decade. The procurement portion of the budget is expected to experience a modest increase over this same time frame. Tracor's ability to benefit from this upturn is enhanced by its acquisition of AEL.

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

Financial Condition

Working capital was $150.7 million at June 30, 1996, up from $129.1 million at December 31, 1995, primarily due to the acquisition of AEL. The ratio of current assets to current liabilities was 2.0 at June 30, 1996, compared to 2.3 at December 31, 1995. Cash provided by operating activities during 1996 decreased compared to 1995 due to accelerated contract deliveries and billings in the prior year and current year increases in program and spare parts inventories, payments to subcontractors, and funding of insurance programs. Increased cash collections from AEL were partially offset by payments associated with consolidating operations with existing Tracor locations and payment of normal operating costs. Cash from operating activities in 1995 also included a tax refund related to the preacquisition period of an acquired company. Normal capital expenditures of $6.3 million and scheduled long-term debt payments of $8.2 million were incurred during the six-month period. The proceeds of the Amended Credit Agreement and cash on hand were used to finance the acquisition of AEL, to retire approximately $10 million of debt assumed in the acquisition, and to pay approximately $5 million of financing costs. Cash on hand was also used to complete two small acquisitions with an aggregate purchase price of $6.3 million and to pay $1.5 million of stock issuance costs associated with a public offering of Tracor common stock completed on July 11, 1996.

No borrowings were made from the Company's $40 million revolving loan facility during the quarter. At June 30, 1996, the Company had outstanding letters of credit of approximately $38.2 million leaving $11.8 million available under its $50 million letter of credit facility. If the $50 million letter of credit facility should become fully utilized, $20 million of the revolving loan facility, to the extent then available, can be used for issuance of additional letters of credit. Existing letters of credit secure performance commitments on certain international contracts and serve as collateral for certain insurance policies.

At June 30, 1996, the Company had firm backlog, which includes funded and unfunded contractual commitments, of $953 million as compared to $924 million at December 31, 1995. Approximately 79% of firm backlog represents contracts with agencies of the U.S. government or its prime contractors, and about 78% is expected to be earned within one year. In addition, the Company's backlog of unexercised contract options on U.S. government contracts was $992 million at June 30, 1996.

The Company's operations typically do not require large capital expenditures, and there were no material capital commitments at June 30, 1996.

Except for available amounts under the Amended Credit Agreement's revolving loan and letter of credit facilities, the Company's present debt position somewhat limits its ability to obtain substantial additional debt for operational purposes in the near future. However, management believes existing cash, funds generated by continuing operations, and the Amended Credit Agreement will provide sufficient resources to allow the Company to meet its obligations, fund capital requirements, and continue to pursue its business strategy. Management also believes it can obtain the necessary resources to pursue further acquisitions in the ongoing U.S. defense industry consolidation.

Results of Operations

Quarter and Six-Month Period Ended June 30, 1996, Versus Quarter and Six-Month Period Ended June 30, 1995

The results of operations for the quarter and six-month period ended June 30, 1996, include the operating results of AEL since the date of acquisition, February 22, 1996. AEL's results are not included in the comparative prior periods of 1995.

Sales increased 23% for the quarter and 16% for the six-month period. AEL operations comprised 11% of the increase for the quarter and 8% of the increase for the six-month period. The remaining increases in sales for the quarter and the six-month period were due to additional sales of electronic countermeasures dispenser systems, sales of mine detection and neutralization systems, increased deliveries of shipboard imagery workstations, and increased sales on intelligence information systems.

Operating profits increased 29% for the quarter and 24% for the six-month period; 10% and 6% of the increases, respectively, were due to AEL operations. Improved profits on electronic countermeasures dispenser systems, shipboard imagery workstations and intelligence information systems comprise the remainder of the increases.

Interest expense increased 47% for the quarter and 25% for the six-month period. The increases are due to the additional senior term debt borrowed in conjunction with the acquisition of AEL and increased amortization of debt issuance costs. The increase in interest expense for the six-month period is less than the increase for the quarter, primarily due to higher investment interest income during the first quarter of 1996.

The effective tax rate increased from 43% to 45% due to an increase in combined federal and state income tax rates.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Corporation was held on June 13, 1996. A brief description of the matters voted upon at the meeting and the number of votes cast for, against or withheld, abstentions, and broker non-votes is hereafter displayed.

1.   Election of Directors

  	  Director	    Votes	    Votes	     Broker
	    Name   	     For       Withheld   Non-votes
   	W. Conway	    9,170,181	   295,087	   3,751,577
   	J.	Davidson   9,170,681	   294,587	   3,751,577
   	A.	Grillo     9,170,681	   294,587	   3,751,577
   	B.	Marbut  	  9,170,181	   295,087	   3,751,577
   	J.	Skaggs	    9,170,681	   294,587 	  3,751,577
   	T.	Stafford   9,170,181	   295,087	   3,751,577

2.   Election of Class A Director

  	  Director	   Votes	   Votes	      Broker
	    Name   	    For    	 Withheld  	 Non-votes
   	 E. Mason	   978,458	        0	         0

3. Approval of the acquisition agreement with Westmark Systems, Inc. and issuance Tracor common stock in exchange for the assets of Westmark

				                      Votes	        Broker
	    For    	  Against  	 Abstained   	 Non-votes
    7,193,534     214,012      26,829    6,760,928

4. Amendment and restatement of the Certificate of Incorporation of Tracor to eliminate the provisions relating to Class A Common Stock

				                      Votes	          Broker
	    For    	  Against  	 Abstained 	     Non-votes
    7,106,377	    303,687	     24,311     6,760,928

5. Amendment of the bylaws of Tracor to classify the Board of Directors into three classes of directors with staggered three-year terms

	   		                   Votes	          Broker
	    For    	 Against  	 Abstained 	     Non-votes
    4,429,064   2,987,245	    18,067	    6,760,927

6. Amendment of the 1995 Stock Plan for Employees of Tracor, Inc. and Subsidiaries to allow for a grant of restricted shares and options to directors

                   				  Votes	          Broker
	     For     Against  	 Abstained 	     Non-votes
   	5,775,533  	1,625,366	   33,377	     6,761,027

7. Ratification of the selection by the Board of Directors of Ernst & Young LLP as independent auditors for 1996

				                      Votes	          Broker
	    For    	  Against  	 Abstained 	     Non-votes
    10,329,541	    8,411	   11,918	       3,845,433

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits.

         11. Statement regarding computation of income per common and common equivalent share.

         27.  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Tracor, Inc.



 Date:     August 14, 1996       	By: /s/ Robert K. Floyd
                                        -------------------
                              										Robert K. Floyd
                                        Vice President and
                                        Chief Financial Officer