Form 10-Q
period 1996-09-30
TRACOR INC /DE
filed 1996-11-14
CIK 829221

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996

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

Common stock  24,653,580 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  TRACOR
  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              September 30,     December 31,
                                                                  1996              1995
                                                              -------------     ------------
                                                               (Unaudited)        (Audited)
                                                             (in thousands, except share data)
                                      ASSETS
  Current assets:
     Cash and cash equivalents                                    $ 57,767          $ 59,478
     Accounts receivable                                           198,413           141,657
     Inventories                                                    13,903             4,695
     Prepaid expenses and other                                     13,294             7,988
     Deferred income taxes                                          32,316            15,916
     Net assets held for sale                                        3,787               -
                                                                  --------          --------
        Total current assets                                       319,480           229,734

  Property, plant, and equipment, net                              113,576            85,760
  Goodwill, net                                                    225,086            99,813
  Other intangibles                                                 14,155            18,385
  Prepaid pension costs                                             16,393            23,107
  Deferred charges and other assets                                 45,566            10,657
                                                                  --------          --------
  Total assets                                                    $734,256          $467,456
                                                                  ========          ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable and accrued liabilities                     $148,288          $ 89,870
     Current portion of long-term debt                              22,938            10,735
                                                                  --------          --------
        Total current liabilities                                  171,226           100,605

  Long-term debt, less current portion                             299,813           180,440
  Deferred revenue                                                  17,056            23,752
  Other long-term liabilities                                       33,461            25,694

  Shareholders' equity:
     Preferred stock, par value $.01 a share: 1,000,000 shares
        authorized; no shares issued or outstanding                     -                 -
     Common stock, par value $.01 a share: 53,000,000 shares
        authorized; shares issued and outstanding: 24,643,180
        in 1996 and 13,172,154 in 1995, net of 1,553 shares in
        treasury in 1996                                               246               132
     Class A common stock, par value $.01 a share: 1,000,000 shares
        authorized; 978,458 shares issued and outstanding in 1995       -                 10
     Additional capital paid in                                    125,273            76,606
     Retained earnings                                              87,181            60,217
                                                                  --------          --------
        Total shareholders' equity                                 212,700           136,965
                                                                  --------          --------
  Total liabilities and shareholders' equity                      $734,256          $467,456
                                                                  ========          ========

  See notes to unaudited condensed consolidated financial statements.

  TRACOR
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
  (Unaudited)



                                                           Three Months Ended       Nine Months Ended
                                                              September 30,           September 30,
                                                           ------------------       -----------------
                                                             1996       1995         1996      1995
                                                           (in thousands, except per share amounts)

  Net sales                                                $255,994  $229,180     $752,413  $657,934
  Cost of sales                                             197,969   185,906      595,276   529,559
                                                           --------  --------     --------  --------
     Gross profit                                            58,025    43,274      157,137   128,375

  Selling, administrative, and general expenses              30,950    26,235       88,674    78,127
                                                           --------  --------     --------  --------
     Earnings before interest, income taxes, and
       other income                                          27,075    17,039       68,463    50,248

  Other income (expense)                                       (217)    1,051         (448)    1,024
  Interest expense, net                                       6,612     4,687       19,422    14,935
                                                           --------  --------     --------  --------
     Income before income taxes                              20,246    13,403       48,593    36,337

  Income taxes                                                8,940     5,734       21,629    15,615
                                                           --------  --------     --------  --------
  Net income                                               $ 11,306  $  7,669     $ 26,964  $ 20,722
                                                           ========  ========     ========  ========

  Net income per common and common equivalent share:

     Primary                                                   $.43      $.33        $1.10      $.93
                                                               ====      ====        =====      ====
     Fully diluted                                             $.43      $.33        $1.09      $.91
                                                               ====      ====        =====      ====

  See notes to unaudited condensed consolidated financial statements.

  TRACOR
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                     -----------------

                                                                     1996             1995
                                                                     ----             ----
                                                                          (in thousands)
  Operating activities:
     Net income                                                    $ 26,964         $20,722
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation of property, plant, and equipment            13,280          10,418
           Amortization of goodwill                                   4,179           2,703
           Amortization of other intangibles                          4,246           4,253
           Decrease in prepaid pension costs                          6,714           8,351
           Decrease in debt issuance costs                            2,334           1,514
           Decrease in deferred revenue                              (6,714)         (8,351)
           Gain on sale of property, plant and equipment                 -           (1,357)
           Change in operating assets and liabilities:
              Decrease in accounts receivable                         8,755           8,559
              Increase in inventories and prepaid expenses           (4,997)           (228)
              Decrease in recoverable income taxes                       52           1,495
              Decrease in accounts payable and
                 accrued expenses                                   (15,958)         (5,163)
              Decrease in other, net                                   (519)           (640)
                                                                   --------        --------
        Net cash provided by operating activities                    38,336          42,276
  Investing activities:
     Purchases of property, plant, and equipment                    (11,172)         (7,410)
     Proceeds from sale of property, plant, and equipment            13,397           2,282
     Acquisitions, net of cash acquired                            (166,020)        (13,637)
                                                                   --------        --------
        Net cash used in investing activities                      (163,795)        (18,765)
  Financing activities:
     Payments of long-term debt                                     (99,735)         (7,870)
     Proceeds from issuance of long-term debt                       180,000              -
     Purchase of treasury stock                                          -              (32)
     Proceeds from stock offering, net                               48,224          17,897
     Payment of debt issuance costs                                  (5,191)             -
     Exercise of stock options and warrants                             450             167
                                                                   --------        --------
        Net cash provided by financing activities                   123,748          10,162
                                                                   --------        --------
        Increase (decrease) in cash and cash equivalents             (1,711)         33,673

  Cash and cash equivalents at beginning of period                   59,478          24,152
                                                                   --------        --------
  Cash and cash equivalents at end of period                       $ 57,767         $57,825
                                                                   ========        ========

  See notes to unaudited condensed consolidated financial statements.

 TRACOR

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 1996

 Note A -- Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements of Tracor, Inc. (Tracor or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
 Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the quarter and nine-month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of December 31, 1995.

 Note B -- Income Taxes

 The effective income tax rate for the quarter and nine-month period ended September 30, 1996, is based on the expected annual rate for federal, state, and foreign income taxes.

 Note C -- Income Per Common and Common Equivalent Share

 Primary and fully diluted net income per share amounts for the quarter and the nine-month period ended September 30, 1996, are computed in accordance with the treasury stock method using the weighted average common shares outstanding and equivalents assuming the exercise of all outstanding warrants and options for common shares. The weighted average common and common equivalent shares used in the fully diluted calculation were 26,363,000 for the quarter and 24,940,000 for the nine-month period ended September 30, 1996. Equivalent shares used in the primary calculation were not significantly different from the amounts used in the fully diluted calculation.

 Note D -- Acquisitions

    Cordant Acquisition

 On September 26, 1996, Tracor purchased all of the outstanding shares of Cordant Holdings, Inc. (Cordant), an employee-owned information systems company. The company focuses on the design, development, and integration of information systems for a variety of applications, including mail processing, records management, and CAD/GIS (computer-aided design/geographic information systems). The purchase price of $63.5 million is subject to certain working capital adjustments, and contingent payments up to an additional $15 million based upon Cordant's performance in 1996 and the potential award of a large contract. The acquisition was financed by the use of $32 million of cash on hand and the issuance of two promissory notes totaling $31.5 million. One promissory note in the amount of $5 million, subject to adjustments for indemnification claims, is payable March 26, 1998. If the contingent payments discussed above do not occur, a portion of the $26 million note may become payable on April 1, 1997, in an amount not to exceed $5.3 million. The remaining balance of this note is payable upon the resolution of a former Cordant minority shareholder's lawsuit.
 Both promissory notes are supported by irrevocable standby letters of credit which are fully collateralized by cash escrow deposits. The promissory notes and the cash escrow deposits are classified as long-term debt and other long-term assets, respectively.

 The acquisition has been accounted for using the purchase method, and, accordingly, the purchase price, including transaction expenses ($63.7 million) and the liabilities assumed ($36.8 million), have been allocated to the assets acquired ($44.1 million) based on a preliminary estimate of their respective fair values at the date of acquisition. This preliminary estimate is subject to change based on finalization of certain fair value determinations. Such fair value determinations are not expected to have a material effect on the consolidated financial position or results of operations of Tracor. The resulting excess of the purchase price over the preliminary estimate of the fair value of the net assets acquired ($56.4 million) is being amortized over 25 years.

    AEL Acquisition

 On February 22, 1996, Tracor purchased all of the outstanding common shares of AEL Industries, Inc. (AEL). AEL designs and manufactures sophisticated countermeasures, simulation, and radar-warning receiver systems; installs and integrates electronic avionics equipment in military and commercial aircraft; and provides state-of-the-art antenna, microwave, and integrated circuit components.

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

 The acquisition has been accounted for using the purchase method, and, accordingly, the purchase price ($103 million) and the liabilities assumed ($68 million) have been allocated to the assets acquired ($105 million) based on a preliminary estimate of their respective fair values at the date of acquisition. This preliminary estimate is subject to change based on finalization of certain fair value determinations. Several changes from initial estimates are described below. Further changes are not expected to have a material impact on the consolidated financial position or results of operations of Tracor. The resulting excess of the purchase price over the preliminary estimate of the fair value of the net assets acquired ($66 million) is being amortized over 30 years.

 In conjunction with the acquisition of AEL, Tracor has developed and is executing a plan to exit certain non-strategic activities and product lines of AEL, dispose of certain AEL properties which are excess to the combined company, and to relocate the operations being performed in the facilities to existing Tracor facilities.

 As of September 30, 1996, Tracor has completed the sale of the Instruments Services Division (ISD), a division of AEL, and two excess AEL properties resulting in net proceeds of approximately $13 million. The fair value estimates established at the acquisition date for these assets have been reduced by approximately $1.4 million.

 As part of the plan to exit non-strategic activities and based on the completion of a market study initiated in conjunction with the acquisition, Tracor has determined to exit the Optical Communications Division (OCD) product line. The fair value estimate assigned to this division's net assets has been adjusted downward by approximately $2.8 million.

 The relocation and consolidation into other Tracor facilities of operations previously performed at AEL facilities and the elimination of certain corporate functions at AEL's headquarters were substantially complete as of September 30, 1996. Estimated liabilities of approximately $6 million for employee severance, relocation costs, facility closing-related costs, and other miscellaneous liabilities were established at the date of acquisition of which approximately $3.4 million of cost has been incurred through September 30, 1996. Initial estimates of these liabilities have been increased by approximately $500,000.

 Finally, Tracor has obtained the necessary information to finalize its review of AEL's cost estimates to complete certain contracts which were in loss positions at the date of acquisition. Based on these reviews, Tracor has increased the estimated liabilities for completion of these contracts for conditions existing as of the date of acquisition by approximately $5.9 million.

 The above revisions to fair value estimates of assets and liabilities of approximately $10.6 million, net of a deferred tax asset increase of approximately $4.3 million, have resulted in an increase to goodwill related to the AEL acquisition of approximately $6.3 million at September 30, 1996.

    Pro forma Operating Results

 The following net sales, net income, and net income per share are presented on a pro forma basis, assuming the acquisitions of AEL and Cordant had occurred on January 1, 1995 (in thousands, except per share data):

                                                    Nine-month
                                                   Period Ended
                                                   September 30.
                                               --------------------
                                                1996           1995

 Net sales                                      $855,818   $829,684
 Net income                                       14,992     18,475
 Net income per share fully diluted                  .62        .82

 The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions of AEL and Cordant occurred on January 1, 1995, nor of future results.

    Westmark Acquisition

 On June 13, 1996, Tracor concluded the acquisition of substantially all the assets of Westmark Systems, Inc. (Westmark), which primarily consisted of Tracor stock and warrants and certain other real estate holdings. Westmark, the former parent company of Tracor, held all of Tracor's Class A stock (978,458 shares), a Series B warrant to purchase 5,249,428 shares of Tracor common stock with an exercise price of $4.42 per share, and a Series C warrant to purchase 5,455,000 shares of Tracor common stock with an exercise price of $7.36 per share. Under the agreement, which was approved by the shareholders of both companies on June 13, 1996, Tracor exchanged 8,267,435 shares of common stock for the assets. Westmark liquidated concurrently with the closing by distributing the Tracor shares to its shareholders. The agreement provided for a distribution of the Tracor shares through underwritten secondary offerings of a maximum of one-half of the shares during the first two years after the closing. Accordingly, approximately 3.6 million shares were sold in a public offering concluded on
 July 11, 1996.   See Note F.

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

 The term loans are comprised of an $80 million A Term Loan, a $50 million B Term Loan, and a $50 million C Term Loan. The A Term Loan facility is evidenced by promissory notes maturing October 31, 1999, requiring quarterly principal payments of approximately $5.3 million. The B Term Loan facility is evidenced by promissory notes maturing October 31, 2000, requiring quarterly payments of $133,333 through and including October 31, 1999, and quarterly payments of $12 million from January 31, 2000, through October 31, 2000. The C Term Loan facility is evidenced by promissory notes maturing April 30, 2001, requiring quarterly payments of $131,578 through October 31, 2000, and two payments of $23,750,000 on January 31 and April 30, 2001. The revolving loans facility is evidenced by promissory notes maturing December 31, 2000. The letters of credit facility provides for the issuance of letters of credit with expiration dates generally 18 months or less from the date of issuance (automatically renewable unless a default exists at the expiration date) but in any event not later than December 31, 2000.

 The Company made scheduled payments of $5.3 million on the A Term Loan facility, $133,333 on the B Term Loan facility and $131,578 on the C Term Loan facility during the third quarter of 1996. No borrowings were made from the Company's revolving loan facility during the quarter.

 Certain mandatory prepayments are also required, including the prepayment of amounts equal to 100% of the net proceeds from any asset sales, subject to certain exceptions, and 50% of annual excess cash flow. Such mandatory repayments are to be applied to equally and ratably prepay the A, B, and C Term Loans based on the relative principal amounts outstanding.

 Term loans under the A Term Loan facility and the revolving loans bear interest at Tracor's option at either the lender's base rate plus 1 1/2% or the eurodollar rate plus 2 1/2%. Loans under the B Term Loan facility bear interest at Tracor's option at either the lender's base rate plus 2% or the eurodollar rate plus 3%. Loans under the C Term Loan facility bear interest at Tracor's option at either the lender's base rate plus 2 1/4% or the eurodollar rate plus 3 1/4%. Interest on base rate loans is payable quarterly, and interest on eurodollar loans is payable at the end of the applicable interest period or every three months in the case of interest periods in excess of three months. A commitment fee of .5% per annum is charged on the unused revolving loans and letters of credit facility and is payable quarterly in arrears. Each letter of credit bears a total fee of 2 3/8% per annum plus customary administrative charges. At September 30, 1996, the Company had outstanding letters of credit totaling $34.4 million relating to commitments for performance on certain contracts with foreign customers and as collateral on certain insurance policies.

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

 Interest expense is presented net of interest income of $1.5 million for the quarter and $3 million for the nine-month period ended
 September 30, 1996, compared to $800,000 for the quarter and $2 million for the nine-month period ended September 30, 1995.

 Effective October 11, 1996, the Amended Credit Agreement was further amended. See Note G.

 Note F -- Shareholders' Equity

 On July 11, 1996, Tracor concluded a public offering of 6,567,272 shares of its common stock at a price of $17.50 per share. Of the shares sold, the Company sold 3,000,000 shares and certain former shareholders of Westmark sold 3,567,272 shares. The net proceeds to the Company from the primary shares sold in the offering, approximately $48.2 million, were used to complete the acquisition of Cordant on September 26, 1996.

 Note G -- Subsequent Event

 On October 11, 1996, Tracor reached agreement with its bank lenders to further amend the Amended Credit Agreement. The amendment, effective as of October 11, 1996, has the following major effects:

   Increases the revolving loans facility from $40 million to $60 million;

   Reduces the interest rate on the outstanding A Term Loan, revolving loans, and letters of credit by .75% and provides for additional reductions ranging from .25% up to 1.125% based on certain financial tests. Currently the financial test allows for an additional .25% reduction for a total 1% reduction from the rate in effect prior to the amendment.

   Reduces the interest rates on outstanding B and C Term Loans by 1%;

   Reduces the commitment fee on the letters of credit and revolving loans facility by .125% up to .25% based on certain financial tests. Currently the financial test allows for a .125% reduction in the fee.

   Reduces mandatory repayments of outstanding loans required when proceeds are obtained from sales of assets or equity instruments; and

   Allows the Company to use the revolving loans facility to complete acquisitions in certain situations.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Business Environment

 Approximately 87% of the products, systems, and services of Tracor, Inc. and its subsidiaries (Tracor or the Company) are sold to the U.S. government through direct contracts, primarily with agencies of the U.S. Department of Defense (DOD), or through subcontracts with other U.S. government contractors. Beginning in the mid-1980s, the defense industry in general was negatively impacted by the perceived reduction of threats from the former Soviet Union and eastern European countries and, more recently, by competing demands upon the federal budget.
 While this has resulted in a U.S. defense budget that has decreased in real dollars, adjusted for inflation, over the last decade, it has recently begun to stabilize. For the first time in many years, the total U.S. defense budget increased in 1996, excluding inflation. A major portion of the Company's DOD sales are funded by the operations and maintenance segment of the defense budget in areas which are among today's top DOD priorities. This segment has declined less than other segments of the budget as readiness priorities have emerged. It is now the largest segment of the defense budget and is projected to comprise about one-third of the defense budget over the next decade. The electronic content of the operations and maintenance segment, as well as the procurement portion of the budget, are expected to experience modest increases over this same time frame. Tracor's ability to benefit from this upturn is enhanced by its acquisition of AEL.

 Budget reductions have also driven the DOD and other U.S. government agencies to rapidly improve their operating efficiency. This, in turn, has triggered a substantial increase in the demand for state-of-the-art computer equipment and software systems and a major change in the government's method for acquiring information technology, moving to large government-wide acquisition contract vehicles. Tracor's September 26, 1996, acquisition of Cordant has strengthened Tracor's position in the rapidly growing information technology market for both DOD and nondefense customers. Information technology represents the fastest growing business area within Tracor.

 The contraction of the defense budget in recent years and the resulting excess capacity and increase in competition for contracts among defense companies has resulted in a significant consolidation in the industry. Principally through several acquisitions, the Company has substantially increased its revenue base and reduced combined overhead costs through staff reductions, facilities consolidations, process improvements, and the elimination of certain other duplicative costs. These efficiencies and increased revenue base have enhanced Tracor's cost competitiveness in bidding on new contracts and recompetes of existing contracts. Management is continuing to pursue its acquisition strategy and believes the continuing consolidation within the defense industry will result in opportunities to pursue additional selected acquisitions, both large and small, which should allow the Company to continue to expand its revenue base and further improve its cost-competitive position.

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

 Financial Condition

 Working capital was $148.3 million at September 30, 1996, up from $129.1 million at December 31, 1995. The ratio of current assets to current liabilities was 1.9 at September 30, 1996, compared to 2.3 at
 December 31, 1995.   Cash provided by operating activities decreased
 compared to the prior year due primarily to costs associated with consolidating AEL facilities with existing Tracor locations. Increases in program and spare parts inventories and payments of interest expense further reduced cash provided by operations in the current year. Cash from operating activities in 1995 also included a tax refund of $1.5 million related to the preacquisition period of an acquired company. Normal capital expenditures of $11.2 million and scheduled long-term debt payments of $14 million were incurred during the nine-month period. Proceeds of approximately $13.4 million were received from the sale of two properties and a product line obtained in the acquisition of AEL, and $4 million of these proceeds was used to repay long-term debt associated with one of the properties. The proceeds of the Amended Credit Agreement and cash on hand were used to finance the acquisition of AEL, to retire approximately $10 million of debt assumed in the acquisition, and to pay approximately $5 million of financing costs. Cash on hand was also used to complete two small acquisitions with an aggregate purchase price of $6.3 million. Net proceeds from the sale of Tracor common stock totaled approximately $48.2 million and were used to complete the acquisition of Cordant.

 No borrowings were made from the Company's $40 million revolving loan facility during the quarter. At September 30, 1996, the Company had outstanding letters of credit of approximately $34.4 million leaving $15.6 million available under its $50 million letter of credit facility. If the $50 million letters of credit facility should become fully utilized, $20 million of the revolving loan facility, to the extent then available, can be used for issuance of additional letters of credit. Existing letters of credit secure performance commitments on certain international contracts and serve as collateral for certain insurance policies. In conjunction with the Cordant acquisition, Tracor established an additional letters of credit facility with one of its lenders. Letters of credit totaling $31.5 million outstanding under this facility support notes payable issued as consideration in the acquisition and are fully collateralized by cash escrow deposits.

 At September 30, 1996, the Company had firm backlog, which includes funded and unfunded contractual commitments, of $1 billion as compared to $924 million at December 31, 1995. Approximately 78% of firm backlog represents contracts with agencies of the U.S. government or its prime contractors, and about 78% is expected to be earned within one year. In addition, the Company's backlog of unexercised contract options on U.S. government contracts was $1.6 billion at September 30, 1996.

 The Company's operations typically do not require large capital expenditures, and there were no material capital commitments at September 30, 1996.

 Except for available amounts under the Amended Credit Agreement's revolving loans and letters of credit facilities, the Company's present debt position somewhat limits its ability to obtain substantial additional debt for operational purposes in the near future. However, management believes existing cash, funds generated by continuing operations, and the Amended Credit Agreement will provide sufficient resources to allow the Company to meet its obligations, fund capital requirements, and continue to pursue its business strategy. Management also believes it can obtain the necessary resources to pursue further acquisitions in the ongoing U.S. defense industry consolidation.

 Results of Operations

 Quarter and Nine-Month Period Ended September 30, 1996, Versus Quarter and Nine-Month Period Ended September 30, 1995

 The results of operations for the quarter and the nine-month period ended September 30, 1996, include the operating results of AEL since the date of acquisition, February 22, 1996. AEL's results are not included in the comparative prior periods of 1995. The acquisition of Cordant was completed on September 26, 1996, and had no effect on the results of operations for the quarter and the nine-month period.

 Sales increased 12% for the quarter and 14% for the nine-month period. The addition of AEL operations resulted in sales increases of 10% for the quarter and 9% for the nine-month period. Excluding AEL operations, increased sales in the quarter were realized on intelligence and engineering contracts, and sales of chaff and electronic countermeasures. These increases were offset by decreases in sales of test equipment and reduced deliveries of digital imagery workstations. Sales increases for the nine-month period resulted from increased sales on intelligence contracts, increased deliveries of digital imagery workstations, production of drones under the QF-4 contract, and work performed under new contracts for chaff and mine detection and neutralization systems.

 Operating profits increased 55% for the quarter and 34% for the nine-month period; 40% and 19%, respectively, of these increases were due to the addition of AEL operations. Earnings recorded by AEL include $3.6 million due to a negotiated increase to the price of a U.S. government contract for work performed prior to 1996. This item represents an increase of $2.1 million in net income or $.08 in fully diluted earnings per share. Other increases in earnings for the quarter and the nine-month period were attributable to sales on intelligence, electronic countermeasures, and F-16 test set contracts. Increased deliveries of digital imagery workstations and increased profits on those deliveries resulted in additional increases in earnings for the nine-month period.

 Other income recorded in the prior year included a $1.2 million gain resulting from the sale of a building.

 Interest expense increased 41% for the quarter and 30% for the nine-month period. The increases are due to the additional senior term debt borrowed in conjunction with the acquisition of AEL and the increased amortization of debt issuance costs. The increase in interest expense for the nine-month period is less than the increase for the quarter primarily due to higher investment interest income during the first and third quarters of 1996.

 The effective tax rate increased from 43% in the prior year to 44% for the quarter and 45% for the nine-month period due to an increase in combined federal and state income tax rates.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

        2.1  Cordant, Inc. Plan of Reorganization and Merger.
             Exhibit 3(a)(1) to Tracor's Form 8-K, dated September 26, 1996, is incorporated herein by reference.
        11. Statement regarding computation of income per common and common equivalent share.
        27.  Financial Data Schedule

     (b) Tracor filed a Report on Form 8-K dated September 26, 1996, during the quarter, reporting the acquisition of all issued and outstanding stock of Cordant Holdings, Inc. Financial Statements and required pro forma information relating to this acquisition will be filed on or before December 10, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Tracor, Inc.


Date: November 14, 1996             By: /s/ Robert K. Floyd
                                       --------------------
                                       Robert K. Floyd
                                       Vice President and
                                       Chief Financial Officer