Form 10-K
period 1996-12-31
TRACOR INC /DE
filed 1997-03-28
CIK 829221

FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to ___________
Commission file number ___________

                             Tracor, Inc.
         (Exact name of registrant as specified in its charter)

               Delaware                                74-2618088
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                    6500 Tracor Lane, Austin, Texas
                              78725-2000
               (Address of principal executive offices)
  Registrant's telephone number, including area code:   512/926-2800

Securities to be registered pursuant to Section 12(b) of the Act:   None

   Securities to be registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value
              Series A Warrants to Purchase Common Stock
                           (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. [X] YES   [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.     [ ] YES
  [X] NO

As of December 31, 1996, 24,754,303 common shares were outstanding and aggregate market value of the common shares held by non-affiliates (based upon the average of the bid and asked prices of these shares on the Nasdaq National Market System on December 31, 1996) was approximately
$526,028,938.75.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court. __ YES    ___ NO

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

None.

PART I

Item 1. Business.

General

Tracor, Inc. provides sophisticated electronic and information technology products, systems and services for the Department of Defense ("DOD"), other U.S. government agencies, foreign governments and commercial customers. The Company's business units operate in the U.S. and foreign defense electronics, information technology and systems engineering and integration markets.. The Company's products and services and largely support high-priority DOD weapons, platforms and systems enable defense customers to enhance the operational performance and readiness of existing systems and platforms, as well as extend their useful lives and survivability. As a result, the Company believes it is well positioned to benefit from fundamental changes in national defense strategy precipitated by the end of the Cold War. Since August 1993, the Company has made three substantial acquisitions as part of its strategy to take advantage of a consolidating defense industry. With the Company's recent acquisition of Cordant, Inc., Tracor has achieved a major presence, and substantially increased its revenues, in the information technology market serving a broad range of new DOD and other government customers. Largely as a result of such acquisitions, Tracor's revenues and operating income have increased from $261.8 million and $11.1 million, respectively, in 1992 to $1,082.5 million and $92.6 million, respectively, in 1996.
Industry Overview

Beginning in the mid-1980s, the U.S. defense industry in general was negatively impacted by the perceived reduction of threats from the former Soviet Union and eastern European countries and, more recently, by competing demands upon the federal budget. This has resulted in a U.S. defense budget that has declined in real dollars, adjusted for inflation, since the mid-1980s. For many defense contractors, the defense budget decrease and the related DOD procurement strategies have resulted in program cancellations, scope reductions, delays in contract funding or awards and significant predatory pricing pressures associated with increased competition and reduced funding. The defense budget has begun to stabilize and, for the first time in many years, has increased in 1996, adjusted for inflation.

The U.S. defense budget may generally be divided into four major areas: military personnel, operations and maintenance, procurement, and research and development. A major portion of the Company's activities are funded by the operations and maintenance segment, relating primarily to systems, products and services which support the readiness, improved performance and increased life expectancy of existing platforms, weapons systems and military forces. Despite the sharp overall decline in the defense budget, the operations and maintenance segment has declined less sharply, as existing weapons platforms are upgraded and maintained to provide a cost-effective means of supporting a smaller military force. As a result, the operations and maintenance segment has become the largest segment of the DOD budget. Management estimates the current DOD operations and maintenance market to be approximately $90 billion per year, or more than one-third of the U.S. defense budget. Defense procurement relates primarily to the development, production and acquisition of weapons platforms such as aircraft, land vehicles and naval vessels. Until the last few years, the procurement budget was the largest segment of the DOD budget. Over the past decade, the declining U.S. defense budget has resulted in a significant decrease in the military procurement budget as new generation weapons platforms have been canceled or delayed. DOD budget priorities over the next several years are likely to emphasize the readiness (operations and maintenance) of a smaller force structure and the need to extend the lives of existing weapons platforms by incrementally upgrading their capabilities, while the procurement portion is expected to experience a modest increase. Management believes Tracor is also well positioned to benefit from this procurement upturn.

Declining defense budgets and increasing pressures for cost reductions have precipitated a major consolidation in the defense industry. The Company believes large diversified companies are likely to continue to make the decision to divest non-strategic defense assets, as noncompetitive cost structures and lack of critical mass and long-term commitment to the industry put such diversified companies at a relative competitive disadvantage. In addition, smaller, independent businesses may find it more difficult to compete effectively in the changing defense environment and may become available for acquisition. The Company believes this industry condition will continue for the next several years and that businesses and product lines will become available for acquisition on acceptable financial terms.

Company Strategy

The Company's strategy in the evolving defense market consists of three key elements: (i) protect and strengthen core businesses; (ii) expand and diversify into new markets complementary to current operations; and (iii) make strategic acquisitions of well-positioned companies which complement the existing business strategy. Key elements in support of this strategy are continued high-quality performance and continued improvements in efficiency to remain highly competitive.

Protect and Strengthen Core Businesses. The Company's strategy for protecting and strengthening its core businesses is comprised of a number of the following key elements:

Support high-priority programs. The foundations for Tracor's core businesses are high-priority, long-term, stable programs in which Tracor has performed for many years. Many of Tracor's systems, products and services support key weapons platforms and systems which are expected to continue their important roles in the U.S. defense strategy. These platforms include the AEGIS cruisers and destroyers, the Trident submarines, the Tomahawk missile and key aircraft including the F-16, F/A-18, C-17, C-130, B-1, B-2 and most helicopters. In addition, Tracor has been a long-term incumbent contractor in producing a large percentage of the nation's full scale target drones, in producing a variety of range instrumentation systems for more than 20 years, in supplying high-quality image exploitation and mission planning systems and in providing important information systems expertise to a number of customers including national intelligence agencies.

Tracor's strategy is to continue its excellent performance record in its core business areas by supplying high-quality products, systems and services at competitive prices. Because of the Company's long-term established presence, experience and knowledge, quality performance and cost competitiveness, management believes the Company is well positioned to continue to support these stable, high-priority DOD programs.

Maintain the readiness of existing forces. The Company will continue to compete for contracts to provide products, systems and services which are suited to supporting the readiness of the military force, a major thrust of the DOD's current defense strategy. A substantial portion of the Company's operations are focused on extending the useful lives of existing weapons systems through upgrades and modifications rather than the procurement of costly new systems and providing a wide range of capabilities which enhance the combat effectiveness and readiness of military personnel and equipment.

Enhance survivability of weapons platforms and crews. The Company's electronic warfare systems enhance the survivability of weapons platforms and related personnel at a relatively low cost. Management expects demand for these products to remain strong as customers seek effective, cost-efficient means for protecting crews and high-value assets.

Expand and Diversify Into New Markets. The Company is experiencing success in transferring its core technologies and competencies to new customers and markets. The expansion of the Company's core businesses and its diversification to new businesses generally require several years of planning, development and marketing. The Company's diversification and expansion efforts have focused on the following areas:

Nondefense U.S. Government. The Company has established an important presence in the U.S. government nondefense market, which was further enhanced with the acquisition of Cordant in September 1996. Its information systems specialists are providing advanced information systems capabilities to an expanding set of U.S. intelligence customers, as well as to the U.S. Postal Service and the Department of Justice. In 1993 and 1995, the Company was awarded contracts from the Federal Aviation Administration (the "FAA") to perform system engineering and integration for its new radar systems. The Company has also received contracts from NASA.

International. The Company sells a wide range of products and services to numerous friendly foreign governments. Products sold internationally include countermeasures systems and expendables, radar and electronic tracking systems, target drones, imagery systems and automatic test equipment for F-16 aircraft acquired by foreign governments. In addition, Tracor's aircraft avionics test equipment business was expanded in 1995 with the winning of a contract to provide test equipment for the new Japanese F-2 fighter. International business accounted for 10% of total 1996 revenues.

New DOD Business. Tracor is constantly evaluating its technology to identify areas of potential new business within the DOD. Recent contract awards include a program in support of the U.S. Army's battlefield digitization initiatives, a new flare development program and a program to develop a minefield breaching system. Tracor also won a key contract to upgrade an important National Imagery and Mapping Agency system and a contract from the Naval Air Warfare Center to provide design engineering and software services for a variety of defense systems. The Company expanded its radio communication systems business by winning the first competition for Nimitz class aircraft carrier radio communication systems.

Commercial. The Company has developed a number of commercial applications of its technology in areas as diverse as automotive laser detectors, artificial heart valve testing, digital photogrammetry, direct broadcast television antenna materials and test systems for developing commercial satellite communications systems. In addition, the Company has several contracts for applying a range of sophisticated information systems capabilities to commercial and state government customers, plus new contracts relating to major upgrades, modifications and manufacture of structures for commercial aircraft, including electronics installation and systems integration.

Acquire Complementary Businesses. The Company's acquisition strategy is a key component of its overall business strategy. Tracor management believes the continuing consolidation within the defense industry will result in additional opportunities for the Company to make attractive acquisitions.

Vitro Acquisition. On August 25, 1993, Tracor purchased all of the outstanding common stock of Vitro Corporation and its subsidiaries ("Vitro"), a provider of high-technology systems engineering and integration, software engineering, and various other services, from The Penn Central Corporation for approximately $92 million. Tracor financed the Vitro Acquisition and refinanced existing indebtedness through the issuance of $105 million of Senior Subordinated Notes and a new $78 million credit facility. As a result of the Vitro Acquisition, the Company is one of the major providers of systems and software engineering support to the Navy and is one of the few companies capable of providing the U.S. Navy with the expertise necessary for its most technologically advanced communications and guided missile systems, including those for the AEGIS cruisers and destroyers and the submarine ballistic missile programs. The acquisition of Vitro also strengthened Tracor's position with key nondefense U.S. government customers such as national intelligence organizations and the FAA.

GDE Acquisition. On November 17, 1994, Tracor purchased all of the outstanding common stock of GDE Holdings, Inc. and its subsidiaries ("GDE"), which has a major presence in the application of advanced digital imagery technology to key DOD and intelligence systems and programs, from its shareholders for approximately $102 million, including the effect of a post-closing amendment to the acquisition that was finalized in March 1995. Tracor financed the GDE Acquisition by borrowing $55 million in additional term loans under its amended credit agreement, issuing approximately $10.9 million of Series A Notes, issuing 1,928,050 shares of Common Stock and using approximately $19.9 million of the Company's cash on hand. As a result of the GDE Acquisition, the Company has strengthened its position as a provider of products and services to both the DOD and non-DOD intelligence communities. GDE produces advanced digital technology products for imagery information systems, mission planning and automatic ground test equipment.

AEL Acquisition. On February 22, 1996, Tracor purchased all of the outstanding common stock of AEL Industries, Inc. ("AEL") (now named "Tracor Aerospace Electronic Systems, Inc."), which designs and manufactures sophisticated countermeasures, simulation and radar-warning receiver systems, installs and integrates electronic avionics equipment in military and commercial aircraft and provides state-of-the-art antenna, microwave and integrated circuit components. The consideration paid to AEL shareholders for the common stock was approximately $103 million in cash. AEL's long-term indebtedness prior to the acquisition totaled approximately $20 million, of which approximately $10 million was retired and approximately $10 million was assumed by Tracor. Since the acquisition, Tracor has sold several excess AEL facilities and two non-core business lines for $14 million and another facility is currently for sale. The financing of the transaction and related expenses was obtained through an increase of the Company's existing bank term credit facility and from cash on hand.

Cordant Acquisition. On September 26, 1996, Tracor purchased all of the outstanding common stock of Cordant Holdings, Inc. and its subsidiaries ("Cordant"), an employee-owned information systems company. Cordant focuses on the design, development and integration of information systems for a variety of applications, including mail processing, records management and CAD/GIS ("computer aided design/geographic information systems"). The purchase price of $65.7 million is subject to a contingent payment of up to an additional $10 million based upon the potential award of a large contract. The acquisition was financed by the use of $34.2 million of cash on hand and the issuance of two promissory notes totaling $31.5 million supported by cash collateralized irrevocable standby letters of credit. The promissory note in the principal amount of $26.5 million requires a payment of approximately $1.8 million on April 1, 1997, and an additional payment of $3.5 million on April 1, 1997, if the contingent payment discussed above does not occur. The balance of this note is payable upon the resolution of a former Cordant minority shareholders' lawsuit. The $5 million promissory note for the balance of the purchase price is subject to adjustments for indemnification claims and is payable on March 26, 1998.

Cost Reductions. Historically, Tracor has identified substantial cost savings following the integration of acquired businesses. Since the acquisitions of Vitro, GDE and AEL, significant cost savings have been realized resulting from the consolidation of facilities, staff reductions, process improvements and elimination of other duplicative costs. Although a substantial portion of these annualized cost reductions are shared with customers in the form of reduced rates on cost-reimbursement contracts, management believes the Company's cost competitiveness has been enhanced. The Company has also identified additional savings in connection with the Cordant Acquisition.

Core Businesses

The Company's core businesses are primarily in the U.S. and foreign defense electronics, information technology and systems engineering and integration markets and largely support high-priority DOD weapons, platforms and systems. A major portion of Tracor's DOD business is funded by the operations and maintenance segment of the defense budget which supports the operational readiness, effectiveness and the survivability, upgrading and long-term viability of DOD defense systems. The many agencies of the U.S. Navy are Tracor's primary customers within the operations and maintenance segment of the budget. The major electronic products, systems and services comprising the Company's core businesses are described below and the approximate pro forma revenue and percentage of total pro forma revenue for 1996 and the approximate historical revenue and percentage of total revenue for 1996, 1995, 1994 and 1993 represented by each are as follows:

                                     1996
                                   Pro Forma(1)            1996                1995                1994                  1993
                                  -------------      ----------------    ---------------     ----------------     ---------------
                                                           (in thousands)
Weapons and Combat Systems
  Integration and Support       $   294,800   25%   $ 294,800      27%   $ 288,790    33%   $ 313,665    45%   $ 156,547(5)   38%
Electronic Warfare                  205,999   17%     188,823(2)   18%     102,626    12%      98,981    14%      96,968      24%
Information Systems                 195,796   16%     107,556(3)   10%      62,389     7%      54,358     8%      17,360(5)    4%
Weapons Testing Systems
  and Support                       152,363   13%     150,967      14%     126,572    14%     123,210    18%      68,803(5)   17%
Imagery and Information
 Systems                             97,564    8%      97,564       9%      66,210     7%       7,667(4)  1%          -        -
Communication Systems                89,771    8%      89,771       8%      81,934     9%      76,698    11%      67,817      17%
Mission Planning Systems             85,400    7%      85,400       8%      78,265     9%      12,241(4)  2%          -        -
Automatic Test Systems               67,624    6%      67,624       6%      80,134     9%       7,217(4)  1%          -        -
                                -----------  ----  ----------     ----   ---------   ----   ---------   ----   ---------     ----
Tracor Net Revenue              $ 1,189,317  100%  $1,082,505     100%   $ 886,920   100%   $ 694,037   100%   $ 407,495     100%
                                ===========  ====  ==========     ====   =========   ====   =========   ====   =========     ====

(1) Assumes acquisitions of AEL and Cordant as of January 1, 1996.
(2) Reflects approximately 10 months of AEL revenue in 1996.
(3) Reflects approximately 3 months of Cordant revenue in 1996.
(4) Reflects approximately 6 weeks of GDE revenue in 1994.
(5) Reflects approximately 4 months of Vitro revenue in 1993.

Weapons and Combat Systems Integration and Support. The Company provides systems engineering and integration, software engineering and management and technical capabilities for the operation, testing, maintenance, upgrade, protection and extension of the lives of high-priority weapons and combat systems including:

Submarine Ballistic Missile Weapon Systems. The Company has been the systems integration contractor for submarine ballistic missile programs since the mid-1950s. Tracor's role includes systems engineering, testing, data analysis and logistics for the Polaris, Poseidon and TRIDENT weapon systems. As the weapon systems integration contractor for the United States and United Kingdom TRIDENT II system, Tracor ensures the major subsystems, including missile, launcher, navigation and fire control, are fully integrated and tested to perform as specified.

U.S. Navy Surface Combatant and Ship Systems. Tracor is the systems engineering and integration contractor for shipboard anti-air warfare guided missile systems such as the Terrier New Threat Upgrade, Tartar, AEGIS, NATO SeaSparrow and Tomahawk. The Company has performed systems engineering for every guided missile system installed on U.S. Navy ships since World War II. The Company develops software for track control of the Tomahawk missile and performs combat systems integration for the Tartar system. Tracor also operates a remotely controlled quarter-scale submarine used to test and evaluate various submarine component designs. In addition, the Company provides systems engineering and integration services for ship systems on board AEGIS destroyers such as propulsion power plants and electrical power generation plants.

Anti-Submarine Warfare Systems. The Company has provided engineering, software and testing capabilities for the U.S. Navy's anti-submarine warfare ("ASW") systems since 1948. Complex systems engineering and integration are provided for development, operation, quality control and life cycle maintenance of the newest ASW systems. The Company performs software engineering and systems integration for surface ship sonars; tests ASW weapons and combat systems; develops acoustic signal processing software and test instrumentation and conducts research and development in ASW sonar systems and related oceanography. The Company also provides project management, engineering and system assessment and evaluation for both the U.S. Navy's lightweight and heavyweight torpedo programs.

U.S. Navy Aircraft. Tracor's systems engineering expertise is being applied to a program with a new U.S. Navy customer for support of the U.S. Navy's fighter and attack aircraft, helicopters, maritime patrol/reconnaissance planes and weapon avionics systems. In this area, the Company is developing software to support the common airborne instrumentation system, which is the DOD's standard test and evaluation data collection system. Tracor won a new design engineering and software contract in 1995, supporting the entire acquisition life cycle of various U.S. Navy avionics and electronic systems.

Electronic Warfare. Tracor designed, and is currently the only manufacturer of, the most advanced and widely used countermeasures dispenser systems in the United States and is a major supplier of expendables, which create false targets for hostile radar-guided and heat-seeking missiles to protect aircraft, land vehicles, naval vessels and personnel. The acquisition of AEL greatly expanded the Company's electronic warfare capabilities. Tracor's primary products in this market include:

Countermeasures Dispensers. The Company has a long history of developing and producing aircraft countermeasures dispenser systems. Tracor has developed and manufactured several generations of these systems during the past 30 years, including the newest system, the AN/ALE-47, which is an advanced, automatic and integrated dispenser system for use aboard U.S. Air Force, Navy and Army tactical and transport aircraft and helicopters, as well as aircraft of other governments. To date, Tracor has been the sole producer of the AN/ALE-47 system, and has submitted a bid to produce additional systems. The winner of this award, which is being openly bid, will be announced in April 1997. The Company's systems dispense chaff and flares as decoys against hostile missiles. These systems are also designed to dispense certain active radio-frequency decoys to counter advanced anti-aircraft threats.

Countermeasures Expendables. Tracor develops and manufactures chaff and flare decoys, which are ejected from countermeasures dispenser systems and provide protection for aircraft, ships and personnel when operating in a missile threat environment. In 1995, Tracor acquired the chaff manufacturing business of its only U.S. chaff-producing competitor, the Lundy Division of TransTechnology Corporation. The Company is the leading developer of infrared flares in the U.S. and won a program in 1995 to develop next-generation flare expendables which decoy infrared-seeking missiles incorporating the latest counter-countermeasures features.

Communications and Electronic Countermeasures. Through its recent acquisition of AEL, the Company continues its long and extensive experience in the development and fielding of electronic countermeasures systems. The TACJAM-A system provides the DOD with a common, modular, multiplatform communication electronic attack capability into the 21st century. AEL's transmitters are key components of the jamming capability on the U.S. Navy's EA-6B. Their reliability and effectiveness have been dramatically demonstrated in operational service. Recently, the Company won the competition to provide a new low band communications jammer.

Radar Warning Systems. Tracor's systems seek and identify radar systems across the spectrum of frequency and application. The Company's integrated front-end technology provides expanded frequency coverage, improved direction finding accuracy and dual polarization detection for Radar Warning Receivers and Electronic Warfare Support Measures systems, which detect, identify and locate hostile radar and communication transmitters.

Mine Neutralization and Detection Systems. The Company is developing an Explosive Standoff Minefield Breacher ("ESMB") system prototype for the U.S. Army and Marine Corps. The prototype features a Tracor-designed rocket-deployed net which expands to detonate and neutralize a large area of surface or buried mines, clearing the way for rapid, safe vehicle and personnel passage. To enhance the Company's capabilities in this business area, the Company acquired the shaped-charge munitions business unit of The Titan Corporation in 1995, which provides the explosive shaped-charges used in the ESMB system and in smaller systems for deactivating mines. Tracor is also under contract to develop hand-held and vehicular platform mounted mine detection systems which illuminate the ground with electromagnetic energy to measure field disturbances, determining mine presence and location. In addition, Tracor personnel have created products which work with standard ship navigation devices and use sonar to identify the presence of mines at sea.

Head-up Displays. The ANVIS Head-up Display provides a high-resolution, programmable display of critical flight data to the pilot through night vision goggles, allowing the pilot to concentrate on the outside environment while maintaining cognizance of the flight instruments. The system is being installed in the U.S. Army UH-60A/L Blackhawk and the CH-47D Chinook; the U.S. Marine Corps UH-1N Huey, CH-46E Sea Knight, KC-130T Hercules and the CH-53E Sea King; and the U.S. Navy HH-60H Seahawk. It is planned for installation in the UH-1H/V Huey, OH-58A/C Kiowa Warrior and the AH-1F Cobra.

Information Systems. An increasingly important component of the Company's focus is now on providing a wide range of information technology products, systems and services to the DOD, nondefense government agencies and the commercial market. This includes offering information systems solutions to customers, such as those in intelligence agencies, the U.S. Postal Service and the U.S. Department of Justice. The acquisition of Cordant in September 1996 increased Tracor's number of Indefinite Delivery, Indefinite Quantity ("IDIQ") information technology contracts. In these contracts, Tracor provides commercial off-the-shelf ("COTS") products, custom-tailored and designed to meet specific customer needs. Tracor can serve a number of government customers under each IDIQ contract for which it is providing services. Following the Cordant acquisition, Tracor formed Tracor Information Systems Company by grouping Cordant, Quality Systems, Inc. and the Software Center of Excellence. Tracor Information Systems Company business includes:

   Intelligence Information Systems. An important component of the Company's acquisition strategy has been to build a strong presence in the intelligence information systems market. The acquisition of Vitro and its subsidiary Quality Systems, Inc., was a major penetration into the intelligence market, and the acquisition of GDE substantially expanded the Company's presence in a wide range of intelligence areas. Tracor now has a large employee base with special high-level security clearances, which are crucial for doing business in this sector. Since the early 1980s, Tracor has provided systems engineering, software engineering, systems management and training under numerous classified contracts with U.S. intelligence community customers. The Company uses state-of-the-art software engineering methods and has re-engineered specialized intelligence systems to provide customers with the tools required for on-demand, dynamic and highly reliable data access and analysis.

   Systems Engineering and Design and Products. Cordant provides systems engineering, design and information technology products primarily to DOD and other government customers. The primary focus is to provide integrated systems solutions utilizing COTS products custom-tailored to a customer's needs.

   Software Development. The Software Center of Excellence is a corporate resource for software development, engineering/re-engineering and production operations. The primary goal is to ensure that best practices are developed and uniformly applied. The Software Engineering Program ("SEP") provides technology to continuously enhance software engineering standards and practices, software development facilities, software tools and reusable application software, software engineering training and software metrics. The tools developed by SEP enable the Company to assess diverse user requirements and varied hardware platforms and customer software environments to provide modern re-engineered software systems capable of handling large volumes of dynamic data. Computer-Aided Software Engineering ("CASE") tools, which are central to the Company's high-productivity environment, are carefully integrated into this environment through SEP. This organization is one of only 60 companies which has achieved Software Engineering Institute's level 3 designation for the advanced level of capability to design software systems.

   Weapons Testing Systems and Support. The DOD is committed to sustaining the readiness of weapons and adapting current weapons to counter future threats. Tracor manufactures products for testing and evaluating weapons systems and supports weapons testing operations to achieve these objectives. The Company's work in this area includes:

   Drones. The Company has been a major producer of full scale target drones for the DOD for more than 25 years and is the sole provider of the current drone (the QF-4) for the U.S. Armed Forces. The Company designs, manufactures and modifies retired military aircraft into full scale drones for use as targets in weapons system testing and evaluation and personnel training. Tracor is also producing sub-scale target drones for the U.S. Army and Navy with options for additional targets through the year 2000. In late 1996, these Tracor-built targets were selected in an international competition to replace Australia's currently fielded aerial target. The Company also performs major upgrades and modifications for military and commercial aircraft.

   Range Operations and Instrumentation. For more than 21 years, Tracor has been a worldwide supplier of precision tracking radars, optical tracking systems, radar-threat simulators and range instrumentation control systems. This diverse array of capabilities for weapons systems test ranges includes logistics support, on-site depot level maintenance, repair of components and engineering design and fabrication. For more than 40 years, the Company has performed operations and maintenance on high-technology equipment and has supplied logistics and engineering support for research and development programs for more than 146 radar systems at 28 test ranges.

   Flight Testing and Training. Tracor performs a variety of flight testing using both military and civilian aircraft. The Company uses its tactical aircraft, equipped to launch guided and unguided weapons, to test and evaluate weapons systems and tows targets for U.S. and foreign tactical air forces to support air-to-air combat training. The Company's pilots also fly aircraft for training naval aviation navigators.
   Electronic Warfare Simulators. Tracor designs, develops and certifies a variety of airborne radar threat emitters, simulators and jammers, both pod and internally mounted. The Company also develops advanced signal threat generators for laboratory testing of the defensive avionics systems aboard a variety of U.S. military aircraft.

   Imagery and Information Systems. In another major part of the Company's overall information technology business, the Company develops and integrates systems which extract and analyze information from various types of imagery. Tracor's expertise in the automation of information extraction satisfies the sophisticated image-processing requirements of both government and commercial customers worldwide. Applications for the Company's software, systems and products include digital mapping, charting and geodesy ("MC&G"), image-processing ground stations, interpretation and analysis centers, and other imagery information systems in which digital image processing is an essential technology. Currently, Tracor has an installed base of more than 760 MC&G workstations. In 1996, two Tracor subsidiaries became key participants on the recently awarded U.S. Air Force Electronic Systems Center Reconnaissance/Intelligence Ground Systems Products and Services program. This dual-award contract will build imaging ground stations to new common standards developed by the Defense Airborne Reconnaissance Office. Other new business activities include continued development of a front-end processing capability to allow efficient use of data from a wide variety of imaging sources; a new digital photo interpretation ground station system for a foreign customer; and a multi-source intelligence analysis software system for use by operational forces.

   Communication Systems. Tracor provides radio communication engineering and technical services to the DOD and other government customers. The Company performs systems and design engineering, subsystem procurement, systems integration, testing and installation for these systems. It also provides logistics support, maintenance and technology upgrades for these high-priority systems to maintain their operational readiness throughout their service life. The Company's key systems include:

   AEGIS Communication Systems. Tracor is the primary contractor of turnkey radio communication systems for the U.S. Navy's newest class of destroyers and cruisers which are equipped with AEGIS weapon systems. Tracor's cost-effective performance has contributed to its winning every recompetition for its AEGIS work over the past 22 years. The most recent award extends Tracor's participation in this high-priority program through 2001.

   Aircraft Carrier Communication Systems. In 1996, Tracor's shipboard radio communications business was expanded by winning the first competitive contract to provide these systems for the Nimitz class aircraft carriers.

   Special Forces Communication Systems. The Company has designed, produced, installed and maintained, for more than 14 years, communication systems used by U.S. Navy Special Warfare and Joint Special Operations Forces and various national agencies. Systems range in size from hand-held communication devices to full-scale communication suites for special-purpose boats, planes and vans.

   Command and Control Systems. For more than 20 years, the Company has provided systems engineering and test and evaluation systems in connection with the modernization and upgrading of the U.S. Navy's command and control systems communication equipment and for the U.S. Navy's worldwide center for airborne ASW flight planning and post-mission analysis. In addition, Tracor provides software and systems engineering, signals intelligence and electronic warfare engineering, and technical communication support services for U.S. Army military command and control systems. In addition, Tracor is providing engineering development and technical support services to the U.S. Army Communications
   - Electronics Command Space and Terrestrial Communications
   Directorate.

   U.S. Navy Air Traffic Control and Landing Systems. The Company has provided management, engineering and research and development for the U.S. Navy's automatic carrier landing systems and U.S. Marine air traffic control and landing systems for 24 years. These systems assist naval and marine aviators in achieving safe landings aboard carriers, shore stations and expeditionary fields. Tracor expanded its work in this area with the acquisition of Codar Technology's shelter integration business. Under contract with the U.S. Air Force, the Company is producing vehicle-mounted air traffic control towers, which provide a mobile, deployable, quick-response capability to areas that have little or no base airport facilities.

   Identification Systems. For more than 23 years, the Company has provided hardware and software design engineering and technical support for shipboard and shore-based identification systems used by the U.S. Navy, Marines and Coast Guard.

   Mission Planning Systems. The Company provides mission planning systems for the U.S. Navy, Air Force and Strategic Command as part of Tracor's broad range of information technology products and services. Products include specialized software used to plan and coordinate military aircraft and weapons, imagery systems in support of targeting, planning and rehearsing military operations, and government information systems. The Company provides imagery-based mission planning systems for stealth aircraft and cruise missiles, which are expected to continue to represent the U.S. Armed Forces' primary strike capability for the foreseeable future. Management believes these products and services will benefit from the DOD's increasing need for precision weapons and tactical intelligence in diverse areas of the world in order to efficiently utilize and coordinate its increasingly sophisticated and costly weapons systems. Tracor's Digital Imagery Workstation Suite ("DIWS"), is a critical part of the U.S. Navy's Tomahawk cruise missile planning program. In 1996, Tracor won a program for the continued development of the DIWS. This Consolidated Configuration program increases the COTS hardware and software content of the suite, which reduces the size of the hardware while improving the suite's performance. Further, in 1996, the Company continued to deploy these precision targeting systems with two additional suites going aboard U.S. Navy carriers and two suites delivered to support rapid deployment forces. These systems are expected to be installed on all Navy aircraft carriers and amphibious assault ships by the year 2000. The Company has also gained prominence in the emerging field of information warfare by developing the mission planning systems for the Global Hawk and DarkStar high altitude endurance unmanned aerial vehicles. Under development for the Defense Advanced Research Projects Agency and the Defense Airborne Reconnaissance Office, the Global Hawk will provide a high capacity reconnaissance and surveillance platform with an endurance of 42 hours and a total range of 14,000 miles.

   Automatic Test Systems. The Company has designed and built automatic test systems ("ATS") for more than 30 years and is a major supplier of ATS to the U.S. Air Force. Principal ATS products include avionics test equipment for the U.S. and other air forces for the F-16 fighter, the C-17 and C-5B transports and the B-1B and B-2 bombers. The Company produces a new generation of downsized, mobile testers, supporting the F-16 program as well as munitions programs. The Company also provides diagnostic systems, test program sets and operations and logistics for ATS products. Deliveries of the Company's core F-16 test systems have recently declined due to reduced production of F-16 aircraft. However, the F-16 remains the primary U.S. Air Force tactical fighter, and the Company expects to continue to receive significant orders for program maintenance and upgrades as well as testers for F-16 international sales and established Air National Guard requirements. Expanding this product line and the Company's international presence, Tracor won two contracts in 1995 to supply avionics test equipment for the new Japanese F-2 fighter. Tracor's success in the development phase of the F-2 program led to additional contract awards in 1996 for technical assistance and software co-development with the Japanese. Tracor also produces avionics subsystems for the Atlas and Titan launch vehicles. In 1996, Lockheed Martin Astronautics authorized Tracor to proceed with the development and production of avionics for the next-generation Atlas launch vehicle with an award of more than $26 million. This long-term contract provides a continuing production base for work to be performed to the year 2003.

   Expansion and Diversification

   Tracor has increased its sales to both established and new customers. The Company has been successful in translating its technologies and products to other military customers, other governmental agencies, the foreign marketplace and select commercial customers. See "Core Businesses" and "Company Strategy." Tracor's other expansion and diversification initiatives are described below.

     U.S. Army Programs. Over the past eight years, Tracor has expanded its systems, software and technical capabilities to various U.S. Army areas including the Global Command and Control System, signals intelligence/electronic warfare, Communications-Electronics Command and C4I support.

     Camouflage, Concealment and Deception. In an extension of its countermeasures technology, Tracor has developed coatings and camouflage materials to conceal aircraft, vehicles, ground-based installations and ships from detection by radar, infrared scanners and other sensing systems.

     Air Transportation Systems. The Company won a $66 million contract with the FAA in 1993 to provide systems, hardware and software engineering for the development, testing and operation of new air traffic control and surveillance systems across the U.S. This seven-year contract emphasizes Tracor's ability to transfer its radar engineering expertise to non-DOD governmental agencies. In 1995, Tracor won another FAA contract to provide test and evaluation engineering services for surveillance and weather radar systems.

     NASA Programs. Since 1988 the Company has provided engineering for safety, reliability, maintainability and quality assurance for NASA's manned and unmanned space flights.

     Public Information Systems. The Company has successfully translated certain of its defense related capabilities into business opportunities with new government and commercial customers. For example, signal processing expertise developed under U.S. Navy sonar programs and advanced database systems are the foundation for a statewide regulatory and compliance system, client/server based order fulfillment system for Hewlett-Packard, as well as for aircraft noise monitoring systems sold to 18 major U.S. airports.

     Commercial. The Company has successfully applied its technologies to a number of commercial products and services and continues to seek new opportunities. Current commercial diversifications include:

      Aircraft Structures. The Company performs major upgrades and modifications and manufactures structures for commercial aircraft, including electronics installation and systems integration. Under two new programs awarded in 1996 by McDonnell Douglas, Tracor will join the wing halves and manufacture the y-barrel assembly for the new-generation MD-95 commercial jet.

      Photogrammetry. Through its subsidiary, Helava, the Company provides integrated digital stereo software which operates on commercial computer hardware, principally in the commercial photogrammetry market. Helava provides photogrammetric workstations and high-quality scanners for map compilation, engineering regional planning, orthophoto production, digital terrain collection and environmental management. Through a distributorship agreement with Leica, Inc., a world leader in surveying and photogrammetric systems, Tracor's systems are now operational in 48 countries. In addition, in 1996 the Company acquired Aerial Data Reduction Associates ("ADR"). ADR has a 26-year history of using photogrammetric technology to produce mapping and geographic information systems database services primarily for federal, county and municipal governments throughout the United States. Management believes the acquisition provides the Company with the nation's largest photogrammetric map production capacity in private industry.

      Remote Sensing. Tracor has entered the growing new market of commercial remote sensing systems by joining with Boeing, Farmland Industries and Agrium, Ltd., to develop and operate the Resource21(TM) imaging satellite system which is planned to become operational at the turn of the century. This multispectral satellite system is designed to facilitate agriculture, forestry and environmental management on a worldwide scale. Employing technologies developed for military applications, Tracor is responsible for the ground data processing, image assessment, archiving and production generation for this commercial system. With the Company's proprietary technologies in image processing and manipulation, coupled with the leading edge satellite technologies provided by its teammates, Tracor management believes it is well positioned in this emerging market.

      Chaff. Tracor is working with the leading manufacturer of direct broadcast satellite antennae to design a new generation antennae which uses Tracor's aluminum-coated glass fibers (chaff) in that firm's molded antennae. The proprietary nature of Tracor's manufacturing process of chaff, typically used in military applications, positions the Company to benefit from the increasing popularity of direct broadcast television.

      Telecommunications. The Company is providing automatic test systems to support the commercial telecommunications and satellite market, including custom systems to test Motorola's Iridium R(R) global communications system.

  Major Customers

The net sales of Tracor are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. government. The various U.S. government customers exercise independent purchasing decisions, and sales to the U.S. government are generally not regarded as constituting sales to one customer, but instead, each contracting entity is considered to be a separate customer. As of December 31, 1996, Tracor was performing under more than 700 contracts with approximately 100 customers within various U.S. government agencies. Sales to all such agencies are subject to conditions unique to sales to the U.S. government.

Research and Development

Tracor employs scientific, engineering and other personnel to improve existing product lines and to develop new products in the same or related fields under programs funded by the respective companies or, in the case of Tracor, under customer contracts through which Tracor is reimbursed directly for its efforts. Customer-sponsored programs sometimes lead to the development of products which Tracor has the opportunity to produce for others.

During the past three fiscal years, Tracor has expended the following amounts on Company-sponsored and customer-sponsored research and development activities:

                         					1996		      1995      		1994
                              ----        ----        ----
						  (in millions)

Customer-sponsored          $ 157.5	    $ 132.3	    $ 104.9
Company-sponsored              11.1         5.4         4.7

A significant portion of the increase in Tracor's customer-sponsored research and development costs in 1995 and 1996 is attributable to the inclusion of GDE and AEL expenditures following their acquisition by the Company in November 1994 and February 1996, respectively, the award of several new contracts, and increased research and development efforts under several existing contracts.

Competition

The Company experiences vigorous competition from industrial firms and U.S. government agencies, some of which have substantially greater resources.
A majority of the sales of the Company is derived from contracts with the U.S. government and its prime contractors, and such contracts are awarded on the basis of negotiations or competitive bids. Management does not believe any one competitor or a small number of competitors is dominant in any of the business areas of the Company. Management believes the Company will continue to be able to compete successfully based upon the quality and cost competitiveness of its products and services.

Government Contracts

Approximately 86% of the Company's revenues result from contracts with the U.S. government and its prime contractors. System engineering and integration, software engineering and other engineering and management support contracts are generally cost-reimbursement fixed-fee type contracts. Product engineering and development contracts are either cost-reimbursement fixed-fee type or fixed-price type contracts. Contracts for the manufacture of products are usually fixed-price type contracts. Cost-reimbursement type contracts provide for the payment of actual allowable costs, plus a fee. Under fixed-price type contracts, the contractor benefits from or shares in cost savings but generally bears or shares the risk of cost overruns. Cost-reimbursement type contracts are normally priced to realize lower margins than fixed-price type contracts. For the year ended December 31, 1996, approximately 55% of the Company's revenues were derived from cost-reimbursement type contracts, and approximately 45% of the Company's revenues were derived from fixed-price contracts.

Contracts with the U.S. government and its prime contractors contain standard provisions for termination at the convenience of the U.S. government or such prime contractor, pursuant to which the Company is generally entitled to recover costs incurred, settlement expenses and profit on work completed prior to termination. Contracts with the U.S. government do not provide for renegotiation of profits.

Companies supplying products and services directly or indirectly to the U.S. government are subject to other risks such as contract suspensions, changes in policies or regulations and availability of funds. Any of these factors could adversely affect the Company's business with the U.S. government in the future.

Sales to Foreign Customers

For 1996, 1995 and 1994, approximately $104.8 million, $87.0 million and $63.6 million (representing 10%, 10% and 9%, respectively) of the net sales of the Company were attributable to sales and services provided to foreign customers. The principal customers are governments of those countries in Western Europe, the Middle East and the Pacific Rim region which are generally deemed to be friendly to the government of the United States and to have relatively stable governments. Each of the contracts with these customers is subject to the risks inherent in dealing with foreign governments (e.g., changes of administration or governmental form, economic problems). Although the loss of all of the Company's foreign business could have a materially adverse impact on the Company's results of operations and financial condition, it is management's opinion that this risk is remote and that the loss of any single contract with a foreign government would not be material.

Employees

As of December 31, 1996, the Company had approximately 10,450 employees. Of this number, approximately 3,950 employees held advanced or bachelor's degrees in a number of scientific disciplines. Approximately 100 of the Company's employees are located outside of the United States. Less than three percent of the Company's U.S. employees are covered by collective bargaining agreements with labor unions. The Company considers relations with its employees to be excellent.

Backlog

In each of its major lines of business, the Company has significant firm backlog and unexercised contract options which may be exercised by the customer. Firm backlog represents the amount of revenue expected to be recognized for contractually authorized performance of awarded firm contractual commitments. Firm backlog may include amounts yet to be fully funded by the customer or amounts for performance yet to be fully definitized. Unexercised contract options represent the amount of revenue which would be recognized from the performance of contract options that may be exercised by customers under existing contracts and from task orders to be issued under indefinite quantity contracts or basic ordering agreements. Amounts included in both firm backlog and unexercised contract options are based on the contract's total awarded value and the Company's estimates regarding the amount of the award that will ultimately result in the recognition of revenue. These estimates are based on the Company's experience with similar awards and similar customers. Estimates are reviewed periodically and appropriate adjustments are made to the amounts included in firm backlog and unexercised contract options. Historically, these adjustments have not been significant.

The Company's firm backlog at December 31, 1996, was $1.0 billion, compared with $924 million as of December 31, 1995. The Company's unexercised contract options as of December 31, 1996, were $1.6 billion, compared with $949 million at December 31, 1995. This total backlog of $2.6 billion at December 31, 1996 is the highest in the Company's history and represents a 40% increase over the total backlog at December 31, 1995. Management does not believe that the Company's firm backlog is seasonal in any material respect. Approximately 80% of firm backlog as of December 31, 1996, is expected to be realized as sales within one year. Approximately 76% of firm backlog as of December 31, 1996, was comprised of contracts with agencies of the U.S. government or its prime contractors. See "Major Customers" and "Government Contracts."

Sources and Availability of Raw Materials

The Company's manufacturing operations require a wide variety of electronic and mechanical components for which the Company has multiple commercial sources. The Company's manufacturing operations also require raw materials which are purchased in the open market and are normally available from a number of suppliers. The Company has not experienced any significant delays in obtaining timely deliveries of essential materials.

Compliance with Environmental Controls

There have not been, and the Company does not anticipate, any materially adverse effects upon the capital expenditures, earnings or competitive position of the Company resulting from compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

Patents

There are a total of 110 Company owned patents with 33 patent applications pending. The Company does not believe that existing patents and licenses are material in the conduct of its business as a whole and believes that research, development and engineering skills are more significant. The U.S. government typically receives royalty-free licenses on inventions arising from government contracts, with each company retaining all commercial rights with respect to such inventions. While patents are not material to the operation of the business, proprietary information of the Company is adequately protected through the requirement that employees execute confidentiality agreements as a condition of employment.

Item 2.  Properties.

The Company's facilities are located primarily in the United States. The Company's corporate offices and certain administrative, manufacturing and engineering facilities are located in Austin, Texas on a 140 acre campus owned by the Company and contain approximately 612,000 square feet of offices and engineering and manufacturing facilities. The Company occupies approximately 1,132,000 square feet of administrative and engineering facilities in the Washington, D.C. area consisting of multiple facilities owned and leased by the Company under leases with differing expiration dates, the latest of which expires in 2004. The Company also owns and leases approximately 278,000 square feet of administrative and engineering facilities located in the California, Maryland area. The Company leases approximately 73,000 square feet of administrative and engineering facilities in the Poulsbo and Silverdale, Washington area.

The Company owns and leases approximately 142,000 square feet of administrative, manufacturing and engineering facilities located in Fort Walton Beach, Florida. The Company leases (under a lease expiring in 1998) or owns engineering facilities in Groton, Connecticut, containing approximately 34,000 square feet of space. The Company leases 48,000 square feet of administrative and engineering facilities in Bloomington, Indiana. The Company owns approximately 10,000 square feet of administrative and manufacturing facilities in Butler, Georgia.

The Company occupies approximately 308,000 square feet of administrative, manufacturing, engineering and aircraft hangar facilities in Mojave, California, some of which is owned and some of which is leased under a lease expiring in 2036. This site also includes ramp space associated with the aircraft hangars. The Company owns approximately 134,000 square feet of administrative, manufacturing, engineering and aircraft hangar facilities in East Alton, Illinois which is currently vacant and for sale.

The Company occupies approximately 123,000 square feet of leased space located in East Camden, Arkansas utilized for administrative and manufacturing purposes under a lease expiring in 1999 and approximately 117,000 square feet of owned space located in San Ramon, California and utilized for administrative, manufacturing and engineering. The Company also utilizes leased space for administrative, engineering and manufacturing in Lillington, North Carolina (75,000 square feet) and Jerusalem, Israel (23,000 square feet), under leases expiring in 2000 and 2003, respectively.

The Company leases approximately 450,000 square feet of administrative, manufacturing and engineering facilities in various locations in San Diego, California. The Company owns approximately 92,000 square feet of administrative and engineering space located in Oxnard, California. The Company owns approximately 370,000 square feet of administrative, manufacturing and engineering facilities located in Montgomery Township, Pennsylvania.

The Company's facilities also include certain other leased and owned facilities at miscellaneous locations, having no more than 20,000 square feet at any locations and aggregating approximately 180,000 square feet.

Item 3.  Legal Proceedings.

Tracor is involved in various lawsuits and is subject to certain contingencies incidental to its business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or results of operations of Tracor.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

Trading Market for Tracor Common Stock and Series A Warrants

The Common Stock and Series A Warrants of the Company are listed on the Nasdaq National Market where they have traded since late 1992 under the symbols "TTRR" and "TTRRW," respectively. Prior thereto, the Common Stock and Series A Warrants had a limited trading market and were not listed on a national securities exchange. The following table sets forth the reported high and low sales prices of the Common Stock and Series A Warrants on Nasdaq for the applicable periods:

                           Common Stock	      Series A Warrants
                                           1996
                         -----------------------------------------
                       	  High         Low	       High       Low
                         -------     ------      ------     ------
Fourth Quarter     	    $24  3/8   	$19 3/4    	$21 3/4    $17 3/8
Third Quarter            20  5/8     16 5/8	     18 1/2	    14 7/8
Second Quarter           21  1/8     17 1/8	     18 1/2	    14 5/8
First Quarter            17  7/16    14      	   15      	  11 1/2

                                           1995
                         -----------------------------------------
                       	  High         Low	       High       Low
                         -------     ------      ------     ------
Fourth Quarter	         $16 7/8	    $14 1/2     $14 5/8    $11 7/8
Third Quarter            18 1/8	     13 5/8	     15 5/8     11 1/8
Second Quarter	          14 1/4	     11 3/8	     11 3/4      8 7/8
First Quarter	           14        	 10      	   11 3/8      7 1/2

                                           1994
                         -----------------------------------------
                       	  High         Low	       High       Low
                         -------     ------      ------     ------
Fourth Quarter	         $12 5/8     $7  1/2  	  $10        $5 1/2
Third Quarter	            8 3/4      7  1/8  	    7 1/8     5 1/4
Second Quarter	           8 1/2      6 15/16	     6 1/8     5
First Quarter	           10 1/8      7  7/8  	    7 1/2     5 5/8

As of February 17, 1997, the Company had approximately 7,000 holders of the Common Stock, of which 292 were stockholders of record. The approximate number of holders, not of record, was determined by a request of registered clearing agencies.

Dividend and Dividend Policy

The Company has never paid a cash dividend on its Common Stock, although the Company's predecessor paid dividends in certain years prior to 1989. The Company currently intends to retain its earnings to provide funds for the expansion of its business. The payment of dividends in the future will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, capital needs, future prospects, contractual restrictions and other factors deemed relevant by the Board of Directors. The Company's current credit facilities impose certain limitations on the payment of dividends. See Note N to the Consolidated Financial Statements of Tracor, Inc.

Item 6.  Selected Financial Data.

Years Ended December 31
(in thousands, except per share amounts)

                                    1996(1)     1995     1994(1)   1993(1)   1992
                                   ---------   -------  -------   -------   -------
Income Statement Data:
Net sales                         $1,082,505  $886,920 $694,037  $407,495  $261,835
Cost of sales                        866,234   713,802  568,020   333,852   214,070
Selling, administrative, and
  general expenses                   123,681   104,928   78,201    49,889    36,639
                                  ----------  -------- --------  --------  --------
Earnings before interest and
  income taxes                        92,590    68,190   47,816    23,754    11,126
Interest expense, net                 26,470    19,496   16,771     8,277     3,746
                                  ----------  -------- --------  --------  --------
Income before income taxes            66,120    48,694   31,045    15,477     7,380
Income taxes                          29,506    20,831   12,498     6,200     2,850
                                  ----------  -------- --------  --------  --------
Net income                        $   36,614  $ 27,863 $ 18,547  $  9,277  $  4,530
                                  ==========  ======== ========  ========  ========
Share Data:
Net income per share:
  Primary                              $1.46     $1.23     $.96      $.56      $.32
  Fully diluted                        $1.46     $1.23     $.93      $.54      $.32
Weighted average common and
  common equivalent shares            25,353    24,168   22,113    22,069    21,953

Operating and Other Data:
Capital expenditures              $   19,623  $ 13,676 $ 11,007  $  8,435  $  7,360
Depreciation and amortization         30,361    22,854   14,746     9,614     6,814
Firm backlog                       1,030,472   923,978  806,228   590,366   301,502

Balance Sheet Data
(at end of period):
Working capital                     $140,430  $129,129 $ 95,392  $ 87,140  $ 45,977
Total assets                         744,954   467,456  444,086   305,733   139,771
Long-term debt                       316,884(2)191,175  205,738   144,302    50,194
Shareholders' equity                 222,917   136,965   90,592    63,167    52,345

(1) Reflects the acquisitions of Cordant Holdings, Inc. and its subsidiaries on September 26, 1996, AEL Industries, Inc. and its subsidiaries on February 22, 1996, GDE Holdings, Inc. and its subsidiaries on November 17, 1994, and Vitro Corporation and its subsidiaries on August 25, 1993.

(2) Includes $31.5 million of fully cash collateralized promissory notes payable issued in conjunction with the acquisition of Cordant.

Item 7.  Management's Discussion and Analysis of Financial Condition and
Results of Operation.

Business Environment

Approximately 86% of the products, systems, and services of Tracor, Inc.
and its subsidiaries (Tracor or the Company) are sold to the U.S.
government through direct contracts, primarily with agencies of the U.S.
Department of Defense (DOD), or through subcontracts with other U.S.
government contractors. Beginning in the mid-1980s, the defense industry in general was negatively impacted by the perceived reduction of threats from the former Soviet Union and eastern European countries and, more recently, by competing demands upon the federal budget. While this has resulted in a U.S. defense budget that has decreased in real dollars, adjusted for inflation, over the last decade, it has recently begun to stabilize. A major portion of the Company's DOD sales are funded by the operations and maintenance segment of the defense budget in areas which are among today's top priorities. This segment has declined less than other segments of the budget as readiness priorities have emerged. It is now the largest segment of the defense budget and is projected to comprise more than one-third of the defense budget over the next decade. The electronic content of the operations and maintenance segment, as well as the procurement portion of the budget, is expected to experience a modest increase over this same time frame. Tracor's ability to benefit from this upturn is enhanced by its substantial position in the electronic warfare, mission planning, and imagery markets.

Budget reductions have also driven the DOD and other U.S. government agencies to pursue products and services which rapidly improve their operating efficiency. This, in turn, has triggered a substantial increase in the demand for state-of-the-art computer equipment and software systems and a major change in the government's method for acquiring information technology, moving to large government-wide acquisition contract vehicles.
Following the acquisition of Cordant Holdings, Inc. (Cordant), the Company formed Tracor Information Systems Company, by uniting Cordant, Quality
Systems, Inc., and the Software Center of Excellence. This consolidation strengthens Tracor's ability to effectively address the rapidly growing information technology market for both DOD and nondefense customers.
Information systems has been the fastest growing business area within Tracor.

The contraction of the defense budget in recent years and the resulting excess capacity and increase in competition for contracts among defense companies have resulted in a significant consolidation in the industry.
Through internal growth and several acquisitions, the Company has substantially increased its revenue base. It has also reduced combined overhead costs through staff reductions, facilities consolidations, process improvements, and the elimination of certain other duplicative costs. These efficiencies and increased revenue base have enhanced
Tracor's cost competitiveness in bidding on new contracts and recompetes of existing contracts. While acquisition price expectations have increased, management believes the ongoing consolidation within the defense industry will continue to present opportunities for additional selected acquisitions at prices which meet the Company's objectives.

While the long-term impact of changes in the defense budget and the industry consolidation cannot be predicted with certainty, management believes the Company is well positioned to continue to leverage its strengths and successes in electronic and information technology products, systems, and services for the U.S. defense and intelligence marketplaces and increase its ongoing diversification efforts into foreign defense markets, nondefense U.S. government markets, and selected commercial markets.

Results of Operations

The Company's results of operations were affected by major acquisitions during 1996 and 1994. Each acquired company's results of operations are included only from its respective date of acquisition. (See Note A to the Consolidated Financial Statements.)

Year Ended December 31, 1996, Versus Year Ended December 31, 1995

On February 22, 1996, Tracor purchased all of the outstanding common stock of AEL Industries, Inc. (AEL). AEL designs and manufactures sophisticated countermeasures, simulation, and radar warning receiver systems; installs and integrates electronic avionics equipment in military and commercial aircraft; and provides state-of-the-art antenna, microwave, and integrated circuit components. The acquisition was accounted for using the purchase method, and, accordingly, the purchase price ($103.1 million) and the liabilities assumed ($64 million) were allocated to the assets acquired
($98.1 million) based on their respective fair values on the date of acquisition. The resulting excess of the purchase price over the fair value of the net assets acquired ($69 million) is being amortized over 30 years.

On September 26, 1996, Tracor purchased all of the outstanding shares of Cordant, an employee-owned information systems company. Cordant focuses on the design, development, and integration of information systems for a variety of applications, including mail processing, records management, and CAD/GIS (computer-aided design/geographic information systems). The purchase price of $65.7 million is subject to a contingent payment of up to an additional $10 million based upon the potential award of a large contract. The acquisition was financed by the use of $34.2 million cash on hand and the issuance of two promissory notes totaling $31.5 million.
The promissory notes are supported by irrevocable standby letters of credit, which are fully collateralized by cash escrow deposits. The acquisition has been accounted for using the purchase method, and, accordingly, the purchase price, including transaction expenses ($66 million), and the liabilities assumed ($39 million) have been allocated to the assets acquired ($44.9 million) based on a preliminary estimate of their respective fair values as of the date of acquisition. This preliminary estimate is subject to change based on finalization of certain fair value determinations which are not expected to have a material effect on the consolidated financial position or results of operations of Tracor.
The resulting excess of the purchase price over the preliminary estimate of the fair value of the net assets acquired ($60.1 million) is being amortized over 25 years.

Tracor experienced a 22% growth in sales compared to the prior year. AEL and Cordant contributed 14%, while Tracor companies excluding AEL and Cordant contributed 8%. The sales increases occurred throughout the Company in the following business areas and product lines: intelligence information systems, imagery and mapping products, automatic test equipment, QF-4 drones, engineering services, mine detection and neutralization systems, digital imagery workstations, and chaff and flare expendables.

Selling, general, and administrative (SG&A) expenses decreased as a percentage of sales from 11.8% in 1995 to 11.4% in 1996. Amortization expense, included in SG&A expenses, remained constant at approximately 1% of sales. However, operating expenses, the major component of SG&A expenses, decreased from 10.8% of sales in 1995 to 10.3% of sales in 1996 due to the increased revenue base and reduced combined overhead costs.

An increase of 36% in earnings before interest and income taxes was realized in 1996 over 1995. AEL and Cordant contributed 17% with approximately 5% of the increase resulting from a negotiated increase of $3.6 million in the price of a U.S. government contract for work performed prior to 1996. The remaining 19% increase is attributable to the internal sales growth noted above and improved profits on those sales.
Specifically, intelligence information systems, imagery and mapping products, and mine detection and neutralization systems realized higher profits during the year.

Fully diluted earnings per share were $1.46 in 1996, up from $1.23 in 1995. A portion of the increase, $.08, is attributable to a $2.1 million gain, resulting from a negotiated increase of $3.6 million in the price of a U.S. government contract for work performed prior to 1996. The increase in weighted average common and common equivalent shares from 24.2 million in 1995 to 25.4 million in 1996 resulted from the issuance of shares in a public offering completed in July 1996.

Interest expense increased $7.7 million due primarily to an additional
$108 million of senior term debt borrowed in conjunction with the AEL acquisition and increased amortization expense of related loan costs. The increase in investment interest income of $700,000 occurred due to higher cash balances during 1996 compared to the prior year.

Income taxes were incurred at statutory federal, state, and foreign rates.
The effective tax rate increased to 44.6% in 1996 compared to 42.7% in 1995, due to additional nondeductible amortization expense of goodwill.
The net deferred income tax asset at December 31, 1996, is $17.5 million, due primarily to acquisitions. Based on the Company's taxable income in prior carryback years and its forecast of future income, management believes, it is more likely than not, all net deferred income tax assets will be realized. The realization of deferred tax assets will be evaluated periodically.

Year Ended December 31, 1995, Versus Year Ended December 31, 1994

On November 17, 1994, Tracor purchased all of the outstanding common stock of GDE Holdings, Inc., including its wholly owned subsidiaries
(individually and collectively referred to as GDE). GDE designs, develops, manufactures, and supports automatic test systems, imagery and information systems, and mission planning systems. The acquisition was accounted for using the purchase method, and, accordingly, the purchase price ($102 million) and the liabilities assumed ($76 million) were allocated to the assets acquired ($104 million) based on their respective fair values at the date of the acquisition. The resulting excess of the purchase price over the fair value of the net assets acquired ($74 million) is being amortized over 30 years.

Sales increased 28% in 1995 due to the acquisition of GDE, while sales excluding GDE remained relatively constant. Increased revenues from a new contract for the production of sub-scale drones and the production of drones under the QF-4 contract were offset by reductions in existing and newly awarded engineering contracts.

SG&A expenses were 11.8% of sales in 1995, up from 11.3% of sales in 1994.
While total operating expenses included in SG&A expenses remained constant at 10.8% of sales in 1995 and 1994, operating expenses, excluding the effect of acquisitions, decreased as a percent of sales from 10.7% in 1994 to 10.0% in 1995. Amortization expense, also included in SG&A expenses, increased from less than .5% of sales in 1994 to 1% of sales in 1995 due to additional intangible assets arising from the acquisition of GDE. The
Company's operating profits increased 43% due primarily to the acquisition of GDE. Excluding GDE's results, earnings increased 2% due to higher profit margins on engineering contracts and electronic countermeasures systems.

Fully diluted earnings per share increased from $.93 in 1994 to $1.23 in 1995. A $1.2 million pretax gain on the sale of real estate contributed
$.03 to earnings per share in the third quarter of 1995. Weighted average common and common equivalent shares used in the computations increased from 22.1 million in 1994 to 24.2 million in 1995 due primarily to a public offering of common stock completed in May 1995.

Interest expense increased $4.4 million as a result of the issuance of $10.9 million of 10 7/8% Senior Subordinated Series A Notes and $55 million additional senior term debt borrowed in conjunction with the GDE acquisition. This increase was offset by a slight reduction in interest rates on the senior term debt and by increased investment interest income of $1.7 million.

Income taxes were incurred at statutory federal, state, and foreign rates, with an increase in the effective tax rate of 40% in 1994 to 42.7% in 1995. Such increase is primarily the result of increased nondeductible amortization expense of goodwill. At December 31, 1995, Tracor had a net deferred income tax asset of $8.6 million, primarily arising from acquisitions. Based on the Company's taxable income in prior carryback years and its forecast of future income, management believes, it is more likely than not, all net deferred income tax assets will be realized. The realization of deferred tax assets will be evaluated periodically.

Financial Condition and Liquidity

Working capital was $140.4 million at December 31, 1996, up from $129.1 million at December 31, 1995, and the ratio of current assets to current liabilities was 1.8 at December 31, 1996, compared to 2.3 at December 31,
1995. The decrease in the current ratio is attributable to the decrease in the cash balance primarily due to the Cordant acquisition and the increase in the current portion of long-term debt resulting from the financing of the AEL acquisition. Cash provided by operating activities, compared to the prior year, was reduced by costs associated with consolidating AEL facilities and exiting non-strategic activities and product lines, including the disposal of excess properties, and relocation of certain operations to other Tracor facilities. Cash provided by operating activities in 1995 also included a tax refund of $1.5 million related to the preacquisition period of an acquired company. Normal capital expenditures of $19.6 million and scheduled long-term debt payments of $19 million were incurred during the year. Proceeds of approximately $14.4 million were received from the sale of two properties and two product lines obtained in the acquisition of AEL. Long-term debt of $4 million associated with one of the properties was retired with those proceeds. Proceeds from the amended credit agreement and cash on hand were used to finance the acquisition of AEL, to retire approximately $10 million of debt assumed in the acquisition, and to pay approximately $5 million of financing costs. Net proceeds of $48 million from the sale of Tracor common stock were used to complete the acquisition of Cordant.
Three other business acquisitions with a total purchase price of $15.9 million were also completed during 1996 from cash on hand.

At December 31, 1996, Tracor had firm backlog of $1.0 billion, which includes funded and unfunded contractual commitments. Approximately 76% of firm backlog represents contracts with agencies of the U.S. government or its prime contractors, and about 80% is expected to be realized as sales within one year. In addition, the Company's backlog of unexercised contract options on U.S. government contracts was $1.6 billion at year end.

The Company's operations typically do not require large capital expenditures, and there were no significant capital commitments at December 31, 1996.

No borrowings were made from Tracor's $60 million revolving loans facility during the year. At December 31, 1996, the Company had outstanding letters of credit totaling approximately $32.1 million, leaving $17.9 million available under its $50 million letters of credit facility. If the letters of credit facility should become fully utilized, $30 million of the revolving loans facility, to the extent then available, can be used for issuance of additional letters of credit. Existing letters of credit secure performance commitments on certain foreign contracts and serve as collateral on certain insurance policies.

On February 14, 1997, Tracor commenced a tender offer to purchase for cash up to the entire outstanding principal amount of its 10 7/8% Senior
Subordinated Notes due 2001 (Old Notes) and a related solicitation of consent to modify certain other terms of the indentures under which the Old Notes were issued. On February 17, 1997, the Company also commenced a private placement offering (Offering) of $250 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due 2007. The
Offering is conditioned upon receipt of consents and tenders representing at least a majority in aggregate principal amount of Old Notes outstanding. Subject to the completion of the Offering, the Company will also refinance its outstanding indebtedness under its existing bank agreement and will obtain a new bank credit facility providing for a five-year revolving credit facility in the initial principal amount of $200 million. The consummation of these transactions is subject to the execution and delivery of definitive documentation and the satisfaction of other customary closing conditions. The financings are expected to close on or before March 31, 1997, and will result in a one-time extraordinary charge of approximately $10.4 million, net of an income tax benefit of $7.3 million, consisting of a $7.5 million premium to retire the Old Notes and a $10.2 million write-off of unamortized debt issuance costs.

Management believes existing cash, continuing operations, and the restructured debt resulting from the transactions described above will provide sufficient resources to allow the Company to pursue its business strategy.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements begin on the next page.

Report of Independent Auditors
Shareholders and Board of Directors
Tracor, Inc.

We have audited the consolidated balance sheets of Tracor, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996.
These financial statements are the responsibility of Tracor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tracor, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                   /s/ Ernst & Young LLP

Austin, Texas
January 27, 1997
   except for Note N, as to which the date is February 17, 1997

TRACOR, INC.
CONSOLIDATED INCOME STATEMENTS
Years Ended December 31, 1996, 1995, and 1994
(in thousands, except per share amounts)


                                           1996       1995      1994
                                        ---------    -------   -------
Net sales                              $1,082,505   $886,920  $694,037
Cost of sales                             866,234    713,802   568,020
                                       ----------   --------  --------
  Gross profit                            216,271    173,118   126,017
Selling, administrative,
  and general expenses                    123,681    104,928    78,201
                                       ----------   --------  --------
  Earnings before interest and
   income taxes                            92,590     68,190    47,816
Interest expense                           30,156     22,440    18,033
Interest income                             3,686      2,944     1,262
                                       ----------   --------  --------
  Income before income taxes               66,120     48,694    31,045
Income taxes                               29,506     20,831    12,498
                                       ----------   --------  --------
Net income                             $   36,614   $ 27,863  $ 18,547
                                       ==========   ========  ========

Net income per common and common
  equivalent share:
  Primary                                   $1.46      $1.23     $.96
                                            =====      =====     ====
  Fully diluted                             $1.46      $1.23     $.93
                                            =====      =====     ====

See notes to consolidated financial statements.

TRACOR, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995 (in thousands, except share amounts)

                                                                1996         1995
                                 ASSETS                       --------    --------
Current assets:
   Cash and cash equivalents                                  $ 36,758    $ 59,478
   Accounts receivable                                         222,899     141,657
   Inventories                                                  12,456       4,695
   Prepaid expenses and other                                   17,542       7,988
   Deferred income taxes                                        26,829      15,916
   Net assets held for sale                                      3,530          -
                                                              --------    --------
          Total current assets                                 320,014     229,734

Property, plant, and equipment                                 165,305     120,333
   Less allowances for depreciation and amortization            47,842      34,573
                                                              --------    --------
          Net property, plant, and equipment                   117,463      85,760

Goodwill, net of accumulated amortization of $11,590
   in 1996 and $5,219 in 1995                                  236,047      99,813
Other intangibles, net of accumulated amortization of
   $13,517 in 1996 and $7,870 in 1995                           12,947      18,385
Restricted cash                                                 30,094          -
Prepaid pension costs                                           14,980      23,107
Deferred charges and other assets                               13,409      10,657
                                                              --------    --------
Total assets                                                  $744,954    $467,456
                                                              ========    ========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $ 47,696   $  22,981
   Accrued liabilities                                         107,176      66,889
   Current portion of long-term debt                            24,712      10,735
                                                              --------    --------
          Total current liabilities                            179,584     100,605

Long-term debt, less current portion                           292,172     180,440

Deferred revenue                                                15,625      23,752
Other long-term liabilities                                     34,656      25,694

Shareholders' equity:
   Preferred stock, par value $.01 per share:
     1,000,000 shares authorized; no shares
     issued or outstanding                                          -           -
   Common stock, par value $.01 per share: 53,000,000
     shares authorized; shares issued and outstanding:
     24,754,303 net of 3,411 shares in treasury
     in 1996, 13,172,754 in 1995                                   247         132
   Class A common stock, par value $.01 per share:
     1,000,000 shares authorized; 978,458 shares issued
     and outstanding in 1995                                        -           10
   Additional capital paid in                                  125,839      76,606
   Retained earnings                                            96,831      60,217
                                                              --------    --------
           Total shareholders' equity                          222,917     136,965
                                                              --------    --------
Total liabilities and shareholders' equity                    $744,954    $467,456
                                                              ========    ========

See notes to consolidated financial statements.

TRACOR, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 1996, 1995, and 1994
(in thousands, except share amounts)

                                                  Common Stock
                                                ----------------      Additional
                                                             Par        Capital      Retained
                                                Shares       Value      Paid In      Earnings     Total
                                              ----------     -----     --------      --------   -------
Balance at January 1, 1994                    10,611,965     $106       $49,254     $13,807   $ 63,167
 Issuance of common stock
   for GDE acquisition                         1,928,050       19        16,345                 16,364
 Exercise of stock options
   and Series A Warrants                          92,169        1           309                    310
 Purchase of common stock,
   at cost                                      (975,000)     (10)       (7,786)                (7,796)
 Net income                                                                          18,547     18,547
                                              ----------     ----      --------     -------   --------
Balance at December 31, 1994                  11,657,184      116        58,122      32,354     90,592
 Issuance of common stock,
   net of issuance costs                       2,216,875       22        17,857                 17,879
 Exercise of stock options
   and Series A Warrants, net
   of stock tendered as payment
   for options exercised                         277,153        4           627                    631
 Net income                                                                          27,863     27,863
                                              ----------     ----      --------     -------   --------
Balance at December 31, 1995                  14,151,212      142        76,606      60,217    136,965
 Issuance of common stock, net
   of issuance costs                           3,000,000       30        48,014                 48,044
 Exercise of stock options and
   Series A Warrants, net
   of stock tendered as payment
   for options exercised                         308,114        2           798                    800
 Income tax effect related to
   stock options and grants                                                 292                    292
 Issuance of common stock for
   Westmark acquisition                        7,288,977       73            24                     97
 Issuance of common stock
   pursuant to board of
   director stock plans                            6,000                    105                    105
 Net income                                                                          36,614     36,614
                                              ----------     ----      --------     -------   --------
Balance at December 31, 1996                  24,754,303     $247      $125,839     $96,831   $222,917
                                              ==========     ====      ========     =======   ========

See notes to consolidated financial statements.

TRACOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996, 1995, and 1994 (in thousands)

                                                                     1996         1995        1994
                                                                   --------      -------     -------
Operating activities:
   Net income                                                      $ 36,614      $27,863     $18,547
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation of property, plant, and equipment              18,319       13,524      12,236
         Amortization of goodwill                                     6,371        3,666       1,204
         Amortization of other intangibles                            5,671        5,664       1,306
         Decrease in prepaid pension costs                            8,127       11,686       3,489
         Decrease in debt issuance costs                              3,237        2,054       2,577
         Provision for deferred income taxes                          7,778        2,796       2,067
         Decrease in deferred revenue                                (8,127)     (11,686)     (3,489)
         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable              (17,346)      (4,085)      9,616
            (Increase) decrease in inventories and prepaids          (3,390)       3,220        (771)
            Increase (decrease) in accounts payable                   1,650        6,869      (8,326)
            Increase (decrease) in advance payments                   6,195       (2,368)     (4,788)
            Due to Vitro's former parent                                -             -       (7,197)
            Decrease in accrued expenses                            (21,770)      (4,696)       (639)
            Increase in other                                        (1,494)        (545)        (43)
                                                                   --------      -------     -------

         Net cash provided by operating activities                   41,835       53,962      25,789
Investing activities:
   Purchases of property, plant, and equipment                      (19,623)     (13,676)    (11,007)
   Proceeds from sale of property, plant, and equipment              14,610        2,382         897
   Acquisition of businesses, net of cash acquired                 (176,948)     (15,120)    (61,048)
                                                                   --------      -------     -------

         Net cash used in investing activities                     (181,961)     (26,414)    (71,158)
Financing activities:
   Payments of long-term debt                                      (105,602)     (10,732)    (38,342)
   Purchase of treasury stock                                           -            -        (7,796)
   Proceeds from stock offering, net of stock issuance costs         48,044       17,879          -
   Proceeds from issuance of long-term debt                         180,000          -        85,000
   Payment of debt issuance costs                                    (5,836)         -        (3,229)
   Exercise of stock options and warrants                               800          631         310
                                                                   --------      -------     -------
     Net cash provided by financing activities                      117,406        7,778      35,943
                                                                   --------      -------     -------
     Increase (decrease) in cash and cash equivalents               (22,720)      35,326      (9,426)

Cash and cash equivalents at beginning of period                     59,478       24,152      33,578
                                                                   --------      -------     -------
Cash and cash equivalents at end of period                         $ 36,758      $59,478     $24,152
                                                                   ========      =======     =======

See notes to consolidated financial statements.

Tracor, Inc.
Notes to Consolidated Financial Statements
December 31, 1996

Note A -- Business and Acquisitions

Business -- Tracor, Inc. and its subsidiaries (individually and collectively referred to as Tracor or the Company) operate in one business segment, providing a broad range of sophisticated electronic and information technology products, systems, and services to its customers in the U.S. Department of Defense (DOD) as well as in nondefense U.S.
government agencies, other governments, and the commercial marketplace.
Tracor primarily markets and sells its own products, systems, and services. When marketing and selling to foreign customers, Tracor frequently engages the assistance of in-country representatives, distributors, or trading companies.

Sales to agencies of the U.S. government totaled $926 million in 1996, $773 million in 1995, and $611 million in 1994. The U.S. government, through more than 700 contracts with approximately 100 separate government agencies, was the only customer accounting for more than 10% of consolidated net sales. Sales to the DOD were $845 million in 1996, $717 million in 1995, and $563 million in 1994.

Export sales, principally to Pacific Rim, European, and Middle Eastern customers, totaled $95 million in 1996, $81 million in 1995, and $59 million in 1994. Income before income taxes from foreign-based operations was not significant.

Cordant Acquisition -- On September 26, 1996, Tracor purchased all of the outstanding shares of Cordant Holdings, Inc. (Cordant), an employee-owned information systems company. Cordant focuses on the design, development, and integration of information systems for a variety of applications, including mail processing, records management, and CAD/GIS (computer-aided design/geographic information systems). The purchase price of $65.7 million is subject to a contingent payment up to an additional $10 million based upon the potential award of a large contract. The acquisition was financed by the use of $34.2 million of cash on hand and the issuance of two promissory notes totaling $31.5 million. One promissory note in the amount of $5 million, subject to adjustments for indemnification claims, is payable March 26, 1998. The other note in the amount of $26.5 million requires a payment of approximately $1.8 million on April 1, 1997, and an additional payment of $3.5 million on April 1, 1997, if the contingent payment discussed above does not occur. The remaining balance of this note is payable upon the resolution of a former Cordant minority shareholder's lawsuit. Both promissory notes are supported by irrevocable standby letters of credit which are fully collateralized by cash escrow deposits.
Approximately $1.8 million of the restricted cash and promissory notes is classified as current and presented with other current assets and current portion of long-term debt, respectively, in the balance sheet. The remainder of the restricted cash and promissory notes is classified as long-term.

The acquisition has been accounted for using the purchase method, and, accordingly, the purchase price including transaction expenses ($66 million) and the liabilities assumed ($39 million) have been allocated to the assets acquired ($44.9 million) based on a preliminary estimate of their respective fair values at the date of acquisition. This preliminary estimate is subject to change based on finalization of certain fair value determinations which are not expected to have a material effect on the consolidated financial position or results of operations of Tracor. The resulting excess of the purchase price over the preliminary estimate of the fair value of the net assets acquired ($60.1 million) is being amortized over 25 years.

During the fourth quarter of 1996, Tracor obtained the necessary information to complete its cost estimates related to the planned elimination of certain duplicative corporate functions and excess leased facilities. Estimated liabilities of approximately $1.9 million for employee severance and excess facilities costs have been established and are included in the liabilities assumed of $39 million. As a result, goodwill increased $1.1 million, net of deferred taxes of $747,000, over the $59 million reported at acquisition date.

The pro forma results for the effect of the Cordant acquisition are not presented, as such effect is not material to the financial condition or results of operations of the Company.

AEL Acquisition -- On February 22, 1996, Tracor purchased all of the outstanding common shares of AEL Industries, Inc. (AEL). AEL designs and manufactures sophisticated countermeasures, simulation, and radar warning receiver systems; installs and integrates electronic avionics equipment in military and commercial aircraft; and provides state-of-the-art antenna, microwave, and integrated circuit components.

The purchase price, including acquisition expenses, was approximately
$103.1 million. AEL's long-term indebtedness prior to the acquisition totaled approximately $20 million, of which approximately $10 million was retired and approximately $10 million was assumed by Tracor. The financing for the transaction and related expenses was obtained through an increase of the Company's existing bank term credit facility and from cash on hand.

The acquisition has been accounted for using the purchase method, and, accordingly, the purchase price ($103.1 million) and the liabilities assumed ($64 million) have been allocated to the assets acquired
($98.1 million) based on their respective fair values at the date of acquisition. Several changes to initial estimates are described below. The resulting excess of the purchase price over the fair value of the net assets acquired ($69 million) is being amortized over 30 years.

In conjunction with the acquisition of AEL, Tracor developed and is executing a plan to exit certain non-strategic activities and product lines of AEL, dispose of certain AEL properties which are excess to the combined company, and to relocate certain AEL operations to other Tracor facilities. Tracor has completed the sale of AEL's Instruments Services
Division and two excess AEL properties resulting in net proceeds of approximately $13 million. Based on the completion of a market study initiated in conjunction with the acquisition, Tracor also decided to exit
AEL's Optical Communications Division product line. The sale of this product line resulted in proceeds of $1 million. One other facility remains to be sold at December 31, 1996. Finally, Tracor obtained the necessary information to finalize its review of AEL's cost estimates to complete certain contracts which were in loss positions at the date of acquisition.

The above changes to initial fair value estimates of assets and liabilities of approximately $14.9 million, offset by a deferred tax asset increase of approximately $6 million, have resulted in an increase to goodwill related to the AEL acquisition of approximately $8.9 million.
Such revisions are included in the liabilities assumed of $64 million and assets acquired of $98.1 million.

As of December 31, 1996, the Company had substantially completed the relocation and consolidation of certain operations previously performed at AEL facilities into other Tracor facilities and the elimination of certain corporate functions at AEL's headquarters. Estimated liabilities of approximately $6 million for employee severance, relocation costs, facility closing-related costs, and other miscellaneous liabilities were established at the date of acquisition. Approximately $4.1 million of these costs have been incurred through December 31, 1996.

The following unaudited net sales, net income, and net income per share are presented on a pro forma basis, assuming the acquisition of AEL had occurred on January 1, 1995 (in thousands, except per share data):

                                      Years Ended December 31,
                                             (unaudited)
                                      ------------------------
                                           1996         1995
                                        ----------    --------
Net sales                               $1,097,456    $996,839
Net income                                  26,801      27,033
Net income per share fully diluted            1.07        1.19

The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisition of AEL occurred on January 1, 1995, nor of future results.

Westmark Acquisition -- On June 13, 1996, Tracor concluded the acquisition of substantially all the assets of Westmark Systems, Inc. (Westmark), which primarily consisted of Tracor stock and warrants and certain other real estate holdings. Westmark held all of Tracor's Class A stock (978,458 shares), a Series B warrant to purchase 5,249,428 shares of Tracor common stock with an exercise price of $4.42 per share, and a Series C warrant to purchase 5,455,000 shares of Tracor common stock with an exercise price of $7.36 per share. Under the agreement, Tracor exchanged 8,267,435 shares of common stock for the Westmark assets. Westmark liquidated concurrently with the closing by distributing the Tracor shares to its shareholders.
The agreement provided for a distribution of the Tracor shares through underwritten secondary offerings of a maximum of one-half of the shares during the first two years after the closing. Accordingly, 3,567,272 shares were sold in a public offering concluded on July 11, 1996. (See
Note I.)

Other Acquisitions -- During 1996 and 1995, Tracor completed several business acquisitions, none of which were individually or collectively material to the financial condition or results of operations of the Company. These acquisitions included, in 1996, the AEGIS shipbuilding program support business from Litton Industries, Inc., the Systems
Integration Division of Codar Technology, Inc., and Aerial Data Reduction
Associates, Inc. and, in 1995, the chaff manufacturing business of Lundy
Technical Center (a division of TransTechnology Corporation), the Convair
Twin Engine Program from General Dynamics' Convair Division, and the shaped-charge munitions business unit of The Titan Corporation. The aggregate cash purchase price of these acquisitions, including expenses, was approximately $25.8 million. The acquisitions have been accounted for using the purchase method, and, accordingly, the purchase price and liabilities assumed ($5.6 million) have been allocated to the assets acquired ($11.2 million) based on their respective fair values at the date of acquisition. The resulting excess of the purchase price over the fair value of the net assets acquired ($20.2 million) is being amortized over 10 to 20 years.

GDE Acquisition -- On November 17, 1994, Tracor purchased all of the outstanding common stock of GDE Holdings, Inc. (GDE). GDE designs, develops, manufactures, and supports automatic test systems, imagery and information systems, and mission planning systems. The purchase price, including the effect of a post-closing amendment to the acquisition that was finalized in March 1995, and related acquisition expenses totaled $102 million. The purchase price was financed by the issuance of approximately
1.9 million shares of Tracor's common stock (recorded at $8.50 per share), the issuance of approximately $10.9 million of Series A Notes (see Note
G), the borrowing of $55 million under the Company's amended and restated credit agreement, and approximately $19.9 million of the Company's cash on hand.

The acquisition has been accounted for using the purchase method, and, accordingly, the purchase price and the liabilities assumed ($76 million) have been allocated to the assets acquired ($104 million) based on their respective fair values at the date of acquisition. The resulting excess of the purchase price over the fair value of the net assets acquired ($74 million) is being amortized over 30 years.

Note B -- Summary of Significant Accounting Policies

Consolidation -- The consolidated financial statements include the accounts of Tracor, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany accounts have been eliminated.

Cash Equivalents -- All highly liquid investments, with a maturity of three months or less when purchased, are considered to be cash equivalents.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions, in particular, estimates of anticipated contract costs and revenues used in the earnings recognition process, which affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Long-term Contracts -- Long-term contracts are accounted for under the percentage of completion method, wherein revenue is recognized based on cumulative costs incurred and the estimated cost to complete as such relates to total contract price. All costs are expensed as incurred, and losses on contracts are estimated and recognized when it becomes apparent a loss is to be incurred. The revenue impact of pension costs is recognized as the pension costs are recognized for GAAP purposes. This results in the deferral of revenue where allowable pension costs under government accounting regulations exceed pension costs as prescribed by GAAP. The entire amount of deferred revenue in the accompanying consolidated balance sheets results from this accounting methodology.

The progress payment provisions of certain contracts permit Tracor to bill for a percentage of costs incurred. The remainder of costs incurred and profit are included in unbilled costs and fees and are billed at the completion of the contract or upon delivery of the product. (See Note C.)

Inventories -- Inventories, consisting principally of raw materials and purchased components, are stated at the lower of cost (generally first-in, first-out method) or market.

Property, Plant, and Equipment -- Property, plant, and equipment are recorded at cost, and depreciation is calculated on both the straight-line and accelerated methods over the useful lives of the related assets.

Goodwill, Other Intangibles, and Deferred Charges and Other Assets --
Goodwill, the excess cost over the fair value of net assets acquired, is amortized using the straight-line method over 10 to 30 years. Other intangibles are recorded at cost and amortized using the straight-line method over their economic lives. Deferred debt issuance costs, included in deferred charges and other assets, are capitalized and amortized to interest expense using the interest method.

It is Tracor's policy to value goodwill and other intangible assets at the lower of unamortized cost or fair value. Management reviews the valuation and amortization of intangible assets on a periodic basis, taking into consideration any events or circumstances which might result in diminished fair value. If this review indicates goodwill will not be recoverable, the carrying value of the goodwill will be reduced in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No.
121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to Be Disposed Of.

Research and Development Costs -- Tracor-funded research and development costs are expensed as incurred. Such costs were $11.1 million in 1996, $5.4 million in 1995, and $4.7 million in 1994.

Income Taxes -- In accordance with FASB Statement No. 109, Accounting for
Income Taxes, deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax return purposes.

Reclassifications -- For comparative purposes, certain reclassifications have been made to amounts previously reported.

Note C -- Accounts Receivable
The following table shows the components of accounts receivable (in thousands), which include unbilled costs and fees under fixed-price and cost-reimbursement type contracts. Billed accounts receivable are shown net of allowances for doubtful accounts.

                                            1996         1995
Billed:                                   --------     --------
   U.S. government, including
     Foreign Military Sales (FMS)         $105,288     $ 72,338
   Foreign                                  27,909        6,591
   Domestic commercial                      22,236       13,238
                                          --------     --------
                                           155,433       92,167
Unbilled costs and fees:
   U.S. government, including FMS           49,892       41,599
   Foreign                                   6,345        5,266
   Domestic commercial                      11,229        2,625
                                          --------     --------
                                            67,466       49,490
                                          --------     --------
                                          $222,899     $141,657
                                          ========     ========

Amounts included in unbilled costs and fees comprise contract amounts for which billings have not been presented. The requirements for billing are those commonly found in contracting situations, such as meeting contractual milestones and fulfilling retainage provisions. Substantially all amounts not billed at December 31, 1996, will be billed during 1997.
It is also anticipated that substantially all billed accounts receivable and unbilled costs and fees will be collected within one year.

The following table summarizes the changes in the allowance for doubtful accounts for 1994, 1995, and 1996 (in thousands):

Balance at January 1, 1994                                 $   78
   Additions charged to costs and expenses                      2
   Additions due to GDE acquisition                           804
   Write-off of uncollectible accounts                        (16)
                                                           ------
Balance at December 31, 1994                                  868
   Additions charged to costs and expenses                    285
   Write-off of uncollectible accounts                       (195)
   Reduction in allowance                                    (492)
                                                           ------
Balance at December 31, 1995                                  466
   Additions charged to costs and expenses                    223
   Additions due to acquisitions                            1,508
   Write-off of uncollectible accounts                       (251)
                                                           ------
Balance at December 31, 1996                               $1,946
                                                           ======

Although Tracor has a concentration of credit risk with the U.S.
government, Tracor has not historically experienced significant collection losses on U.S. government contracts. Also, Tracor's foreign receivables are not concentrated within any one geographic region, nor are they subject to economic conditions that would subject Tracor to unusual risk.

Note D -- Inventories

The components of inventories are as follows (in thousands):

                                                1996        1995
                                              -------      ------
Raw materials and
   purchased components                       $ 8,996      $2,824
Work in process                                 2,859       1,651
Finished goods                                    601         220
                                              -------      ------
                                              $12,456      $4,695
                                              =======      ======

Note E -- Property, Plant, and Equipment

The components of property, plant, and equipment are as follows (in thousands):

                                                1996        1995
                                              -------      ------
Land                                         $ 13,644    $  8,942
Buildings                                      50,635      34,394
Equipment                                      94,658      71,179
Leasehold improvements                          6,368       5,818
                                             --------    --------
                                             $165,305    $120,333
                                             ========    ========

Note F -- Accrued Liabilities
The components of accrued liabilities are as follows (in thousands):

                                                1996        1995
                                              -------      ------
Payroll and related items                    $ 47,553     $44,493
Advance payments from customers                 9,519       3,324
Other                                          50,104      19,072
                                             --------     -------
                                             $107,176     $66,889
                                             ========     =======

Note G -- Long-term Debt

The components of long-term debt are as follows (in thousands):

                                                1996        1995
                                              -------      ------
Revolving loan                               $     -     $     -
Term loans                                    163,205      74,550
Senior Subordinated Notes                     105,000     105,000
Series A Notes                                 10,947      10,947
Promissory notes payable to
   former Cordant shareholders
   (see Note A)                                31,500          -
Other                                           6,232         678
                                             --------    --------
                                              316,884     191,175
Less current maturities                        24,712      10,735
                                             --------    --------
                                             $292,172    $180,440
                                             ========    ========

Interest paid totaled $25.9 million in 1996, $20.6 million in 1995, and $13.8 million in 1994.

Amended and Restated Credit Agreement -- Tracor's amended and restated credit agreement (Amended Credit Agreement) consists of a $180 million term loan facility, a $60 million revolving loan facility, and a $50 million letters of credit facility. Substantially all assets of Tracor and certain domestic, wholly owned subsidiaries are pledged or mortgaged under the Amended Credit Agreement, and all borrowings are guaranteed by such subsidiaries.

The term loans are comprised of a $64 million A Term Loan, a $49.6 million
B Term Loan, and a $49.6 million C Term Loan. The A Term Loan facility is evidenced by promissory notes maturing October 31, 1999, requiring quarterly principal payments of approximately $5.3 million. The B Term
Loan facility is evidenced by promissory notes maturing October 31, 2000, requiring quarterly payments of $133,333 through and including October 31, 1999, and quarterly payments of $12 million from January 31, 2000, through October 31, 2000. The C Term Loan facility is evidenced by promissory notes maturing April 30, 2001, requiring quarterly payments of $131,578 through and including October 31, 2000, and two payments of $23.8 million on January 31 and April 30, 2001. The revolving loans facility is evidenced by promissory notes maturing December 31, 2000. The letters of credit facility provides for the issuance of letters of credit with expiration dates generally 18 months or less from the date of issuance
(automatically renewable unless a default exists at the expiration date) but in any event not later than December 31, 2000.

Certain mandatory prepayments may also be required from the net proceeds of asset or equity sales and annual excess cash flow. Such mandatory repayments are to be applied to equally and ratably prepay the A, B, and C Term Loans based on the relative principal amounts outstanding.

Term loans under the A Term Loan facility and the revolving loan bear interest at Tracor's option at either the lender's base rate plus .75% or the eurodollar rate plus 1.75% less a reduction ranging from .25% to 1.125% per annum based on Tracor's leverage ratio, as defined. Loans under the B Term Loan facility bear interest at Tracor's option at either the lender's base rate plus 1% or the eurodollar rate plus 2%. Loans under the C Term Loan facility bear interest at Tracor's option at either the lender's base rate plus 1.25% or the eurodollar rate plus 2.25%. Interest rates on the A, B, and C Term Loans at December 31, 1996, were 7.3%, 7.8%, and 8.1% per annum, respectively. Interest on base rate loans is payable quarterly, and interest on eurodollar loans is payable at the end of the applicable interest period or every three months in the case of interest periods in excess of three months. A commitment fee of .5% per annum, less a reduction ranging from .125% to .25% per annum based on Tracor's leverage ratio as defined, is charged on the unused revolving loans and letters of credit facility and is payable quarterly in arrears. The commitment fee at December 31, 1996, was .375% per annum. Each letter of credit bears an issuance fee of .125% per annum plus a fee equal to .25% less than the interest margin in effect for revolving loans maintained as eurodollar loans. The fee at December 31, 1996, was 1.375%. At December
31, 1996, the Company had outstanding letters of credit totaling $32.1 million relating to commitments for performance on certain contracts with foreign customers and as collateral on certain insurance policies.

The Amended Credit Agreement contains covenants which, among other things, impose limitations and restrictions on the incurrence of additional indebtedness, capital expenditures, future mergers and acquisitions, sales of assets, payment of dividends and changes in control, as defined. In addition, Tracor is required to satisfy certain financial covenants and tests relating to, among other matters, interest coverage, working capital, leverage, and net worth.

Senior Subordinated Notes -- The acquisition of Vitro Corporation (Vitro) on August 23, 1993, was financed by the issuance of $105 million aggregate principal amount of Senior Subordinated Notes due August 15, 2001 (the
Notes). The Notes bear interest at an annual rate of 10 7/8%, payable semiannually on February 15 and August 15. There is no sinking fund requirement.

The acquisition of GDE was financed in part by the issuance of approximately $10.9 million (as adjusted by a post-closing amendment to the acquisition that was finalized in March 1995) aggregate principal amount of Series A Notes due August 15, 2001 (Series A Notes), in a private placement in November 1994. The Series A Notes rank on the same level as, and are a part of the same series of securities as, the Company's existing Notes discussed above. The Series A Notes bear interest at an annual rate of 10 7/8%, payable semiannually on February 15 and August 15. There is no sinking fund requirement.

The Notes and Series A Notes are redeemable, in whole or in part, at the option of Tracor, on or after August 15, 1997, at the redemption prices of 104.661% in 1997, 103.107% in 1998, 101.554% in 1999, and 100%
thereafter. In the event of a change of control, as defined in the indenture, each holder may require Tracor to repurchase such holder's
Notes or Series A Notes, as applicable, at 101% plus accrued and unpaid interest. Tracor is also required to offer to repurchase a specified portion of the Notes and Series A Notes in the event of certain asset sales.

The Notes and Series A Notes are subordinated to all senior debt, subordinated on an equal basis with any future senior subordinated indebtedness, and senior to all other subordinated debt of Tracor.
Substantially all of Tracor's wholly owned subsidiaries have guaranteed the Notes and Series A Notes on a senior subordinated basis.

The indentures pertaining to the Notes and Series A Notes contain restrictions on the incurrence of additional indebtedness, dividends on and redemptions of capital stock, redemptions of certain subordinated obligations, the making of certain investments, transactions with affiliates, sales of assets, and mergers or consolidations with or transfers of assets to other persons.

Aggregate annual long-term debt maturities for each of the next five years are as follows (in thousands):

               1997                        $ 24,712
               1998                          27,692
               1999                          22,714
               2000                          48,839
               2001                         163,777
               2002 and thereafter           29,150
                                           --------
               Total                       $316,884
                                           ========

Fair Value -- The fair value of Tracor's outstanding debt under the Amended Credit Agreement approximates its carrying value. This assessment is based on the fact the debt has a variable interest rate. Based on the market prices for the Notes, the fair values of Tracor's Notes and Series
A Notes are $111 million and $11.6 million, respectively, at December 31, 1996, and $108.4 million and $11.3 million, respectively, at December 31, 1995.

Subsequent to December 31, 1996, Tracor initiated transactions to restructure its long-term debt. (See Note N).

Note H -- Retirement Benefit Plans

Tracor provides retirement benefits through contributory and noncontributory defined benefit and defined contribution plans.

Defined Benefit Pension Plan -- Tracor's defined benefit pension plan
(Pension Plan) covers most of its employees. Retirement benefits are generally based on years of service and final average compensation.
Tracor's contributions are made in amounts sufficient to satisfy funding requirements under the Employee Retirement Income Security Act of 1974
(ERISA). Significant amendments include the merger of GDE's defined benefit plan with the Pension Plan on December 31, 1994.

Assumptions used in accounting for the Pension Plan were:

                                                  1996    1995   1994
Weighted-average discount rate:                   ----    ----   ----
   January 1                                      7.25%   8.75%  7.50%
   December 31                                    7.75%   7.25%  8.75%
Rate of increase in compensation levels:
   January 1                                      4.00%   5.00%  4.00%
   December 31                                    4.00%   4.00%  5.00%
Expected long-term rate of
   return on assets                               9.50%   9.50%  9.50%

Substantially all Pension Plan assets are invested in publicly traded stocks and bonds. The funded status and the amount recognized in the consolidated balance sheets are as follows (in thousands):

                                                   1996           1995
Actuarial present value of benefit               --------       --------
   obligations:
     Vested benefit obligation                   $296,648       $304,687
                                                 ========       ========
     Accumulated benefit obligation              $306,739       $315,351
                                                 ========       ========
Projected benefit obligation                     $353,421       $365,648
Pension Plan assets at fair value                 370,422        350,570
                                                 --------       --------
Pension Plan assets in excess of (less
    than) the projected benefit obligation         17,001        (15,078)
Unrecognized prior service cost                     6,668          7,394
Unrecognized net loss (gain)                       (8,689)        30,791
                                                 --------       --------
Net prepaid pension costs
   recognized                                    $ 14,980       $ 23,107
                                                 ========       ========

The components of pension expense are as follows (in thousands):

                                              1996      1995       1994
                                              ----      ----       ----
Service cost, benefits
   earned during the year                   $14,487   $12,458    $ 7,877
Interest cost on projected
   benefit obligation                        25,149    25,891     13,221
Actual return on Pension
   Plan assets                              (42,961)  (73,856)     7,200
Net amortization and
   deferral                                  11,452    47,193    (24,367)
                                            -------   -------    -------
                                            $ 8,127   $11,686    $ 3,931
                                            =======   =======    =======

Defined Contribution Retirement Plans -- Tracor's contributions under its defined contribution plans, which together cover substantially all employees, are generally based upon a percentage of an eligible employee's covered compensation or employee contributions. Expenses recorded under defined contribution plans were $10 million in 1996, $9.2 million in 1995, and $7.2 million in 1994.

Effective December 1, 1996, the Company established the Tracor Deferred
Compensation Plan for eligible employees. The plan is a nonqualified deferred compensation plan pursuant to which certain eligible employees of the Company may elect to defer compensation. The plan is maintained primarily for the purpose of providing deferred compensation for highly compensated employees, within the meaning of Section 201(2), 301(3), and 401(a)(1) of ERISA, as amended. The Company will match contributions up to the extent of the allowable scheduled match under the Defined
Contribution Retirement Plan. Expenses under this plan were approximately
$88,000 in 1996.

Postretirement Health Care Plans -- Tracor, principally through Vitro and
GDE, provides postretirement health care and life insurance benefits to certain retired employees who meet minimum age and service requirements.
The health care and life insurance plans are contributory and contain other cost-sharing features such as deductibles and coinsurance. Tracor's policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

Upon Tracor's acquisition of Vitro, the postretirement health care plans for Vitro employees were discontinued, leaving only the obligation that existed at the acquisition date for eligible employees and retirees.
Accordingly, the cost of providing these benefits under the Tracor and Vitro plans is not significant to the consolidated financial statements, and information regarding actuarial methods and assumptions, health care cost assumptions, and components of the obligation and annual expense is not provided. Other long-term liabilities include $5 million at December
31, 1996, and $5.5 million at December 31, 1995, for such benefits.

The defined benefit health care and life insurance plans sponsored by GDE currently provide postretirement benefits; however, the salaried retiree medical plans will terminate effective July 1, 2008. The current GDE retiree plans will continue until that time with the premium capped at the rate in effect July 1, 1993, plus an escalation of 5% per year through 1997.

The following table (in thousands) presents the GDE plans' funded status and the amounts recognized in the consolidated balance sheets:

                                                1996        1995
                                                ----        ----
Accumulated postretirement benefit
   obligation:
     Retirees                                  $7,000     $ 8,149
     Fully eligible active plan
      participants                                840       1,596
     Other active plan participants               466         842
                                               ------     -------
                                                8,306      10,587
Plan assets at fair value                          -           -
                                               ------     -------
Accrued postretirement obligation,
   included in other long-term
   liabilities                                 $8,306     $10,587
                                               ======     =======

Net periodic postretirement benefit cost for the GDE plans was approximately $610,000 in 1996 and $961,000 in 1995.

For measurement of the GDE plans, 9% to 11% annual rates of increase, depending on participant criteria, in the per capita cost of covered benefits (i.e., health care cost trend rate), were assumed for 1996 and 1995. The rates were assumed to decrease gradually to 6% for most participants by the year 2001 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care trend rate by one percentage point would increase the accumulated postretirement benefit obligation at December 31, 1996, by $130,000 and the net periodic postretirement benefit cost for 1996 by $67,000.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation for the GDE plans was 7.75% at December
31, 1996, and 7.25% at December 31, 1995.

Note I -- Shareholders' Equity

Common Stock -- Under certain conditions, as set forth in a registration rights agreement, the initial holders of common stock may request Tracor to register its securities with the Securities and Exchange Commission
(SEC) for resale. This registration right is generally not transferable to subsequent shareholders. Tracor must bear the cost of any registration, except for underwriting commissions, sellers' counsel fees, and other selling expenses. Tracor may include in any registration shares of common stock to be sold for its own account, subject to certain limitations.

The acquisition of Westmark (see Note A), completed on June 13, 1996, resulted in the issuance of 8,267,435 shares of Tracor common stock, the retirement of the Company's Class A common stock (978,458 shares) and two series of warrants to purchase a total of 10,704,428 shares of the Company's common stock. Subsequent to the Westmark acquisition, Tracor concluded a public offering on July 11, 1996, of 6,567,272 shares of common stock at a price of $17.50 per share. Of the shares sold, the Company sold 3,000,000 shares and certain former shareholders of Westmark sold 3,567,272 shares. The net proceeds to the Company from the primary shares sold in the offering totaled approximately $48 million.

On May 2, 1995, Tracor concluded a public offering of 4,600,000 shares of common stock at a price of $11.50 per share. Of the 4,600,000 shares, Tracor sold 1,600,000 shares and a selling stockholder sold 3,000,000 shares. Included in shares sold by the stockholder were 616,875 shares obtained upon the exercise of Series A Warrants. The net proceeds to Tracor from the exercise of Series A Warrants and the primary shares sold in the offering totaled approximately $18 million.

During 1994, Tracor purchased from a major shareholder 975,000 shares of its common stock for $7.8 million. These shares were classified as treasury shares. In November 1995, Tracor's board of directors retired all 982,653 shares of common stock held as treasury stock. The shares returned to the status of authorized but unissued shares.

Common Stock Purchase Warrants -- At December 31, 1996, there were outstanding 1,227,788 Series A Warrants, which entitle the holders to purchase shares of common stock at an exercise price of $2.54. The warrants are exercisable at the option of the holder at any time prior to December 27, 2001, and are not callable by Tracor. Under certain conditions, as defined in the warrant agreement, the number of shares purchasable and the exercise price may be adjusted. The holders may also request Tracor to register the underlying securities with the SEC under substantially the same terms described above for holders of common stock, except that the registration rights are generally transferable to subsequent warrant holders. Series A Warrants exercised totaled 122,900 shares in 1996; 829,175 shares in 1995; and 46,472 shares in 1994.

Common Stock Option Plan -- Tracor's stock option plans provide for the grant of restricted stock, stock appreciation rights, and both incentive and non-qualified options to employees. The exercise price of each currently outstanding option is the fair value of a share of Tracor's common stock on the date of grant. Up to 30% of each option is exercisable one year after the grant, up to an additional 30% is exercisable two years after the grant, and the remainder is exercisable three years after the grant. The term of each option is 10 years from the date of grant.

The Company has elected to follow Accounting Principles Board Opinion No.
25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method prescribed by FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively:

                                                     1996      1995
                                                     ----      ----
Risk-free interest rate                               5.8%      6.3%
Dividend yield                                          0%        0%
Volatility factor of the expected market
   price of Tracor's common stock                     .576      .576
Weighted-average expected life
   of the options                                  5 years   5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The
Company's pro forma information follows (in thousands, except for earnings per share information):

                                                1996       1995
                                                ----       ----
Pro forma stock-based
   compensation expense                       $ 2,021     $   773
Pro forma net income                           34,593      27,090
Pro forma earnings per share:
   Primary                                       1.39        1.20
   Fully diluted                                 1.39        1.20

Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

The effects of applying FAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

A summary of changes in common stock options during 1994, 1995, and 1996 is as follows:

                                                              Weighted
                                                Range of      Average
                                                Exercise      Exercise
                                    Shares       Prices       Price
                                   --------    ----------     --------
Options outstanding,
   January 1, 1994                 914,200  $ 1.75-$ 8.13      $ 3.09
     Granted                        71,700    7.88- 12.25       11.83
     Exercised                     (48,500)   1.75-  3.63        2.46
     Surrendered                    (4,200)          3.13        3.13
                                 ---------  -------------      ------
Options outstanding,
   December 31, 1994               933,200    1.75- 12.25        3.60
     Granted                       487,500   13.00- 15.25       13.02
     Exercised                     (69,703)   1.75-  8.13        2.22
     Surrendered                        -              -           -
                                 ---------  -------------      ------
Options outstanding,
   December 31, 1995             1,350,997    1.75- 15.25        7.07
     Granted                       374,600   16.13- 21.88       16.96
     Exercised                    (188,625)   2.00- 13.00        2.90
     Surrendered                    (5,399)   8.13- 13.00       10.84
                                 ---------  -------------      ------
Options outstanding,
   December 31, 1996             1,531,573  $ 1.75-$21.88      $10.00
                                 =========  =============      ======

Options outstanding at December 31, 1996, are comprised of the following:

                                              Range of
                                              Exercise
                              Options          Prices
                              -------         --------
                              548,773      $ 1.75-$ 3.50
                               80,000        7.88-  8.13
                              842,100       12.25- 16.13
                               60,700       19.13- 21.88
                            ---------      -------------
                            1,531,573      $ 1.75-$21.88
                            =========      =============

Options exercisable, December 31,

                  1996           797,143      $1.75-$15.25
                  1995           653,400       1.75- 12.25
                  1994           376,600       1.75-  8.13

                                                    1996         1995
                                                    ----         ----
Weighted-average fair value of
   options granted during the year                  $9.39       $7.28
Weighted-average remaining
   contractual life of options at
   December 31                                  7.5 years   7.8 years

Common stock reserved at December 31, 1996, consists of the following:

For exercise of outstanding warrants            1,227,788
For exercise of stock options                   1,668,872
                                                ---------
                                                2,896,660
                                                =========

Note J -- Income Taxes

Income before income taxes consists of the following (in thousands):

                              						         1996     1995     1994
                                             ----     ----     ----
Domestic                                   $64,990   $48,212  $31,111
Foreign                                      1,130       482      (66)
                                           -------   -------  -------
                                           $66,120   $48,694  $31,045
                                           =======   =======  =======

The provision for income taxes consists of the following (in thousands):

                              						         1996     1995     1994
                                             ----     ----     ----
Current:
   Federal                                 $17,442  $14,887   $ 8,708
   State                                     4,269    3,308     1,723
   Foreign                                      17     (160)       -
                                           -------  -------   -------
                                            21,728   18,035    10,431
Deferred:
   Federal                                   6,995    2,309     1,978
   State                                       528      487       218
   Foreign                                     255       -       (129)
                                           -------  -------   -------
                                             7,778    2,796     2,067
                                           -------  -------   -------
                                           $29,506  $20,831   $12,498
                                           =======  =======   =======

A reconciliation between income taxes computed on income before taxes at the statutory federal rate (35% in 1996, 1995, and 1994) and the provision for income taxes is as follows (in thousands):

                                           1996     1995      1994
                                           ----     ----      ----
Income taxes at the
   statutory federal rate                $23,142   $17,043  $10,866
Goodwill                                   2,115     1,240      553
State income taxes, net
   of federal tax benefits                 3,118     2,467    1,262
Other                                      1,131        81     (183)
                                         -------   -------  -------
                                         $29,506   $20,831  $12,498
                                         =======   =======  =======

A summary of the tax effects of temporary differences comprising deferred income tax assets and liabilities is as follows (in thousands):

                                                     1996      1995
                                                    ------    ------
Deferred income tax assets:
   Contracts                                       $13,383   $ 6,509
   Postretirement medical obligation                 1,942     1,982
   Accrued vacation/employee benefits                8,834     8,332
   Expense accruals not yet deductible               4,612       820
   Deferred compensation                             6,894     3,426
   Pension                                           6,891     9,243
   Other                                             2,242       783
                                                   -------   -------
     Total deferred tax assets                      44,798    31,095
   Valuation allowance for
    deferred tax assets                                 -         -
                                                   -------   -------
     Net deferred tax assets                        44,798    31,095
Deferred income tax liabilities:
   Depreciation/amortization                        11,055    11,083
   Pension                                           6,257     9,501
   Other                                             9,941     1,921
                                                   -------   -------
     Total deferred tax liabilities                 27,253    22,505
                                                   -------   -------
Net deferred income taxes                          $17,545   $ 8,590
                                                   =======   =======

Net deferred income taxes are reflected on the consolidated balance sheet as follows (in thousands):

                                          1996      1995
                                          ----      ----
Current deferred income taxes           $26,829   $15,916
Other long-term liabilities              (9,284)   (7,326)
                                        -------   -------
Net deferred income taxes               $17,545   $ 8,590
                                        =======   =======

Based on Tracor's taxable income in prior carryback years and forecast of future income, management believes, it is more likely than not, all net deferred tax assets will be realized. The valuation allowance for capital losses was eliminated in 1995 as a result of realized capital gains, and the related tax benefit reduced the goodwill of GDE.

For tax purposes, the acquisitions of GDE, AEL, and Cordant were accounted for using their carryover tax basis, which resulted in the recording of significant deferred income tax assets.

By a letter dated January 23, 1997, the Internal Revenue Service (IRS) notified the Company of various proposed adjustments to the federal income tax returns of GDE for its tax periods beginning November 20, 1992, and ending November 17, 1994 (the date the Company acquired GDE). The proposed adjustments relate primarily to GDE's acquisition of its business from General Dynamics in 1992. The Company plans to contest the proposed adjustments through the IRS's administrative appeals process. While it is not possible to determine the final adjustments resulting from this matter, management believes the ultimate resolution will have no material adverse effect on the financial position or results of operations of the Company.

Income taxes paid, net of refunds, totaled $17.4 million in 1996, $20 million in 1995, and $8.6 million in 1994.

Note K -- Lease Commitments

Tracor leases office space under various operating leases, which generally contain renewal options and are subject to increases based on formulas such as changes in the Consumer Price Index. Future minimum payments at December 31, 1996, for all noncancelable operating leases with initial terms of one year or more are as follows (in thousands):

               1997                        $16,882
               1998                         13,878
               1999                         11,946
               2000                         10,082
               2001                          6,351
               2002 and thereafter          25,074
                                           -------
                                           $84,213
                                           =======

Rental expense for all operating leases was $16.6 million in 1996, $17.4 million in 1995, and $15.8 million in 1994.

Note L -- Contingencies

Tracor is involved in various lawsuits and is subject to certain contingencies incidental to its business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position of Tracor.

Note M -- Net Income Per Common and Common Equivalent Share

Beginning in the second quarter of 1996, both primary and fully diluted net income per share amounts are computed in accordance with the treasury stock method using the weighted average common shares outstanding and equivalents assuming the exercise of all outstanding warrants and options for common shares.

Prior to the second quarter of 1996, both primary and fully diluted net income per share amounts were computed in accordance with the modified treasury stock method using the weighted average common shares outstanding and equivalents assuming the exercise of all outstanding warrants and options for common shares. For purposes of net income per share computations, net income is adjusted for the pro forma reduction of interest expense, net of investment income (where applicable) and income taxes, resulting from the assumed use of warrant and option exercise proceeds to reduce outstanding debt.

The weighted average common and common equivalent shares used in the fully diluted calculation were 25,353,000 in 1996; 24,168,000 in 1995; and
22,113,000 in 1994.

Note N -- Subsequent Events

On February 14, 1997, Tracor commenced a tender offer to purchase for cash up to the entire outstanding principal amount of its 10 7/8% Senior
Subordinated Notes due 2001 (Old Notes) and a related solicitation of consent to modify certain other terms of the indentures under which the Old Notes were issued. On February 17, 1997, the Company also commenced a private placement offering (Offering) of $250 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due 2007 (New Notes).
The Offering is conditioned upon receipt of consents and tenders representing at least a majority in aggregate principal amount of Old
Notes outstanding. Subject to the completion of the Offering, the Company will also refinance its outstanding indebtedness under its existing bank agreement and will obtain a new bank credit facility (New Bank Credit
Facility) providing for a five-year revolving credit facility in the initial principal amount of $200 million. The consummation of these transactions is subject to the execution and delivery of definitive documentation and the satisfaction of other customary closing conditions.
The financings are expected to close on or before March 31, 1997.

Interest on the New Notes will be payable semiannually commencing
September 1997. The New Notes will be redeemable in whole or in part at the option of the Company in or after March 2002, at specified redemption prices. In addition, prior to March 2000, the Company, at its option, may redeem certain percentages of the aggregate principal amount of the New
Notes with the net cash proceeds of one or more public equity offerings at specified redemption prices. The New Notes will be general unsecured obligations of the Company and will be subordinated in right of payment to all existing and future senior indebtedness of the Company. The New
Notes will be subject to a registration rights agreement, pursuant to which Tracor has agreed to file a registration statement with respect to an offer to exchange the New Notes for registered identical senior subordinated notes of the Company.

The New Bank Credit Facility shall be subject to commitment reductions of $25 million on February 28, 2000, and $50 million on February 28, 2001.
Certain mandatory prepayments will also be required. All of Tracor's stock in its subsidiaries will be pledged under the New Bank Credit Facility, and all borrowings will be guaranteed by such subsidiaries.

The New Bank Credit Facility will bear interest at Tracor's option at either the lender's base rate plus up to .75% or the euro-dollar rate plus
 .625% to 1.75%, in each case based on certain financial ratios, as defined. Interest on base rate loans will be payable quarterly, and interest on eurodollar loans will be payable at the end of the applicable interest period or every three months in the case of interest periods in excess of three months. A commitment fee ranging from .25% to .375% per annum will be charged on the unused revolving loans and will be payable quarterly in arrears. Each letter of credit will bear customary fees and administrative charges.

The New Bank Credit Facility and New Notes will contain convenants which, among other things, impose limitations and restrictions on the incurrence of additional indebtedness, capital expenditures, future mergers and acquisitions, sales of assets, and payment of dividends. In addition, Tracor will be required to satisfy certain financial covenants relating to, among other matters, interest coverage, working capital, leverage, and net worth.

The above transactions will result in a one-time extraordinary charge of approximately $10.4 million, net of an income tax benefit of $7.3 million, consisting of a $7.5 million premium to retire the Old Notes and a $10.2 million write-off of unamortized debt issuance costs.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

None.

Part III

Item 10. Directors and Executive Officers of the Company

Pursuant to the Delaware General Corporation Law, as implemented by Tracor's Certificate of Incorporation and Bylaws, all corporate powers are exercised by or under the direction of the Board of Directors. The Board of Directors has created committees with responsibility for audits, compensation and ethical issues. Each director who is not an employee of Tracor serves on one or more committees. Officers of the Company serve at the discretion of the Board of Directors. The Board of Directors and executive officers of the Company consist of the persons named in the table below. Additional information with respect to those persons who serve as directors and executive officers is set forth below the table.


Name                       Age   Position(s) with the Company
-------------------        ---   -----------------------------------
James B. Skaggs            59    Chairman of the Board and President

Robert K. Floyd            61    Vice President and Chief Financial
                                  Officer

Barry G. Campbell          55    Vice President; President of Vitro
                                  Corporation

K. Bruce Hamilton          55    Vice President; President of Tracor
                                  Applied Sciences, Inc.

David L. Lawrence          54    Vice President; President of Tracor
                                  Flight Systems, Inc.

George R. Melton           50    Vice President; President of Tracor
                                  Aerospace, Inc.

Dr. Terry A. Straeter      54    Vice President; President of GDE
                                  Systems, Inc.

Woody Endsley              44    Vice President and Treasurer

Robert J. Fitch            48    Vice President - Government Relations

Leroy J. Kana              64    Vice President - Quality, Safety and
                                  Environmental Programs

Russell E. Painton         56    Vice President, General Counsel and
                                  Corporate Secretary

John M. Rock, III          57    Vice President - Corporate Technology
                                  and Information Systems

Roger W. Sadler            59    Vice President - Business Development

Thomas V. Talbott          60    Vice President and Controller

Kathy Thompson             49    Vice President - Human Resources

William E. Conway, Jr      47    Director

Dr. Julian Davidson        69    Director

Anthony Grillo             41    Director

Bob Marbut                 61    Director

Elvis L. Mason             63    Director

Lt. Gen. Thomas P.
 Stafford (Ret.)           66    Director

James B. Skaggs has been a director of the Company since March 1990. He has also served as the president and CEO of the Company since November 1991.
Mr. Skaggs also served as president, CEO, and a director of Westmark
Systems, Inc. from March 1990 through December 1991, and is currently a director of Alamo Group, Inc. Mr. Skaggs' term expires in 1998.

Robert K. Floyd has been Vice President and Chief Financial Officer of the
Company since December 1990.

Barry G. Campbell has been Vice President of the Company and President and
CEO of Vitro Corporation since October 1993. He has held various positions with Vitro Corporation since 1970.

K. Bruce Hamilton has been Vice President of the Company and President of
Tracor Applied Sciences, Inc. since 1989.

David L. Lawrence has been Vice President of the Company and President of
Tracor Flight Systems, Inc. since November 1996.

George R. Melton has been Vice President of the Company since March 1990 and President of Tracor Aerospace, Inc. since September 1990.

Dr. Terry A. Straeter has been Vice President of the Company since December
1994 and President and Chief Executive Officer of GDE since November 1992.
From February 1991 until November 1992, he served as Corporate Vice
President and General Manager of the Electronics Division of General
Dynamics Corporation.

Woody Endsley has been Vice President and Treasurer of the Company since
April 1991. He served as Corporate Controller of the Company from January
1988 through April 1991.

Robert J. Fitch has been Vice President - Government Relations since August
1995. From April 1993 to July 1995, he served as Vice President, Corporate
Strategic Development for GDE. Between 1984 and 1993, he was the senior staff member of the Program and Budget Authorization staff of the House
Permanent Select Committee on Intelligence.

Leroy J. Kana has been Vice President - Quality, Safety and Environmental
Programs of the Company since December 1992 and has been associated with the Company and its subsidiaries in various capacities since 1969.

Russell E. Painton has been Vice President and General Counsel of the
Company since April 1983. He has also been Secretary of the Company since
January 1991.

John M. Rock, III has been Vice President - Technology and Information
Systems of the Company since September 1991. From January 1990 through
September 1991, he was President of Eagle GT, Inc.

Roger W. Sadler has been Vice President - Business Development of the
Company since August 1991. From 1988 through August 1991, he worked as a private consultant.

Kathy Thompson has been Vice President - Human Resources of the Company since October 1996. Prior to that, she was Director of Human Resources for Tracor Applied Sciences, Inc., and has worked for Tracor since 1971.

Thomas V. Talbott has been Vice President and Controller of the Company since April 1991.

William E. Conway, Jr. has been a director since April 25, 1995.
Mr. Conway joined The Carlyle Group in August 1987 and is a managing director. He serves on the boards of directors of BDM International, Inc.
(October 1990 to present); GTS Duratek, Inc. (January 1995 to present); and
Nextel Communications, Inc. (February 1997 to present). He also serves on the boards of several private companies in which Carlyle has invested.
Prior to the acquisition of GDE Systems, Inc. ("GDE"), he served as chairman of the board of GDE. Mr. Conway's term expires in 1997.

Dr. Julian Davidson has been a director of the Company since November 1991.
He is chairman of the Compensation/Stock Option Committee. Dr. Davidson is president and CEO of Davidson Enterprises, LLC, a commercial and defense consulting firm since April 1, 1996. Before that, he was a senior vice president of Booz, Allen and Hamilton from May 1984 to April 1996. He also serves as a director on the boards of several privately held companies.
Dr. Davidson's term expires in 1999.

Anthony Grillo has been a director of the Company since December 1991. He is chairman of the Audit/Ethics Committee. Mr. Grillo is a senior managing director of The Blackstone Group, L.P., an investment banking firm. Prior to May 1991, he was a managing director with the corporate finance division, Restructuring and Reorganization Group of Chemical Bank (November
1989 through May 1991). Mr. Grillo currently serves as a member of the board of directors of Littelfuse, Inc. (since November 1991), a former affiliate of Tracor's predecessor, and of Joule, Inc., as well as a member of the board of directors of several privately held companies. He is also a Trustee of the Academy of Political Science. Mr. Grillo's term expires in 1999.

Bob Marbut has been a director of the Company since November 1991. He is a member of the Compensation/Stock Option Committee. Mr. Marbut is chairman and CEO of Argyle Television, Inc., which he helped found in 1994 and which now owns and operates television stations in the United States. He is also chairman and CEO of Argyle Communications, Inc. (founded in January 1992), which is the managing general partner of Argyle Communications Partners, L.P., a limited partnership involved in the acquisition and operation of television stations, and successor to The Argyle Group, of which he has been chairman and CEO since January 1992. Mr. Marbut founded Argyle
Television Holdings, Inc., a television station group in 1993, and was its CEO until it was sold in April 1995. He serves on the boards of directors of Tupperware Corporation (1996 to present); Ultramar Diamond Shamrock,
Inc. (December 1996 to present); Argyle Communications, Inc. (January 1992 to present); Argyle Television, Inc. (August 1994 to present); and Katz
Media Group, Inc. (August 1994 to present).  Mr. Marbut's term expires in
1997.

Elvis L. Mason has been a director of the Company since November 1991. He is a member of the Compensation/Stock Option Committee. Since August 1984, he has served as managing partner of Mason Best Company, L.P. ("Mason
Best"), a merchant banking firm, and on the boards of several privately held companies in which Mason Best was a significant shareholder. He also has served, since December 1991, as a director and, since February 1992, as chairman of the Board of Safeguard Business Systems, Inc., a supplier of office management products and services for small businesses, and its parent, San Jacinto Holdings. Mr. Mason also serves as a director of United Meridian Corporation and American Eagle Group, Inc. Mr. Mason's term expires in 1999.

Lt. Gen. Thomas P. Stafford (Retired) has been a director of the Company since April 1994. He is a member of the Audit and Ethics Committee. Lt.
Gen. Stafford is a co-founder of the technical consulting firm of Stafford, Burke, and Hecker, Inc. (1983). He serves on the boards of directors of AlliedSignal Corporation (March 1981 to present); CMI, Inc. (1983 to present); Fisher Scientific, Inc. (December 1991 to present); Pacific
Scientific, Inc. (February 1987 to present); Seagate Technologies, Inc.
(March 1988 to present); Tremont, Inc. (October 1990 to present);
Wackenhut, Inc. (October 1991 to present); and Wheelabrator Technologies,
Inc. (September 1987 to present), all of which are listed on the New York
Stock Exchange (NYSE). Lt. Gen. Stafford also served on the board of directors for Gulf USA, Inc. (NYSE) from 1992 to 1993. Lt. Gen. Stafford's term expires in 1998.

Meetings of the Board of Directors

During 1996, the Board of Directors met six times. Each director attended more than 75% of the aggregate of (a) the total number of meetings held during 1996 and (b) the total number of meetings held by all committees of the Board of Directors on which each served.


Item 11.  Executive Compensation
The following Summary Compensation Table shows the compensation of the Company's five most highly compensated executive officers, including the chief executive officer, for the three most recent fiscal years:

                                  Summary Compensation Table

NAME AND                                                             LONG-TERM                   ALL OTHER
PRINCIPAL POSITION         ANNUAL COMPENSATION                      COMPENSATION               COMPENSATION(1)
------------------      ---------------------------    --------------------------------------  ---------------
                                                                 AWARDS               PAYOUTS
                                                       ---------------------------    -------
                                                                        SECURITIES
                                                        RESTRICTED      UNDERLYING
                                                          STOCK         OPTIONS/      LTIP
                        YEAR    SALARY        BONUS       AWARDS        SAR (#)2      PAYOUTS
                        ----    ------        -----       ------        --------      -------

James B. Skaggs,        1996  $577,533      $490,445      - 0 -          100,000       - 0 -      $39,281
President & CEO         1995   523,921       410,987      - 0 -          200,000       - 0 -       28,687
                        1994   494,884       398,687      - 0 -            9,200       - 0 -       14,916

Terry A. Straeter(3)    1996  $226,900      $174,177      - 0 -           12,000       - 0 -      $50,605
Vice President          1995   212,019       138,273      - 0 -           15,000    $243,132       24,296
                        1994   205,769       265,000      - 0 -            5,000       - 0 -        8,015

Barry G. Campbell,      1996  $235,885      $129,938      - 0 -           12,000       - 0 -      $11,865
Vice President          1995   209,244       105,074      - 0 -           20,000       - 0 -        9,699
                        1994   197,627        81,113      - 0 -            - 0 -    $212,400          549

Robert K. Floyd,        1996  $230,568      $149,446      - 0 -           12,000       - 0 -      $22,585
Vice President & CFO    1995   216,448       126,703      - 0 -           20,000       - 0 -       17,592
                        1994   189,017       112,933      - 0 -            7,500       - 0 -        4,939

George R. Melton,       1996  $200,366      $133,502      - 0 -           12,000       - 0 -      $16,803
Vice President          1995   166,675        88,069      - 0 -           18,000       - 0 -       10,973
                        1995   167,638        53,093      - 0 -            - 0 -       - 0 -        9,727

----------
1. Includes term life insurance premiums paid by the Company on behalf of each named individual.
2.    No SARs have been issued as of the dates indicated.
3. During the majority of 1994, Dr. Straeter was employed by GDE Systems, Inc. when it was a subsidiary of GDE Holdings, Inc.

                              Option Grants in Fiscal Year 1996(1)

                                                                       Potential Realizable Value
                                                                        at Assumed Annual Rates
                                                                       of Stock Price Appreciation
                                   Individual Grants                      for Full Option Term
                      ----------------------------------------------  ----------------------------
                                  % of Total
                      Number of   Options
                      Securities  Granted to
                      Underlying  Employees    Exercise
                      Options     in Fiscal       or      Expiration
Name                  Granted     1996        Base Price  Date             5% ($)        10% ($)
--------------------  ----------  ----------  ----------  ----------  -------------- -------------
James B. Skaggs       100,000       26.27%      16.13     02/27/2006   $1,014,407.03 $2,570,706.59
Barry G. Campbell      12,000        3.15%      16.13     02/27/2006      121,728.84    308,484.79
Robert K. Floyd        12,000        3.15%      16.13     02/27/2006      121,728.84    308,484.79
George R. Melton       12,000        3.15%      16.13     02/27/2006      121,728.84    308,484.79
Terry A. Straeter      12,000        3.15%      16.13     02/27/2006      121,728.84    308,484.79
--------------------------------------------------------------------------------------------------

_____________
1. The per share option exercise prices are the fair market value of the Company's common stock on the date of the grant, and the term of each option is 10 years. 30% of each option is exercisable one year after the date of grant, an additional 30% is exercisable two years after the grant, and the remainder is exercisable three years after the grant.

                      Aggregate Option Exercises in Last Fiscal Year
                           and Fiscal Year-End Option Values

                                                                                Value of Unexercised
                                             Number of Unexercised              In-the-Money Options
                                           Options at Fiscal Year End           at Fiscal Year End(1)
                      Number of            ---------------------------      --------------------------
                       Shares              Exercisable
                      Acquired    Value        at
Name                 on Exercise  Realized  12/31/96     Unexercisable      Exercisable  Unexercisable
------------------   -----------  -------- -----------   -------------      -----------  -------------
James B. Skaggs        15,000     $331,875   250,520       243,680           $3,992,930   $1,700,120
Barry G. Campbell         -0-          -0-    31,000        26,000              377,500      176,940
Robert K. Floyd         1,000       21,630    64,500        29,000            1,101,250      203,940
George R. Melton        3,800       81,592    56,600        24,600            1,001,900      165,390
Terry A. Straeter         -0-          -0-     7,500        24,500               64,125      166,065
------------------------------------------------------------------------------------------------------

_____________
1. The last sale price of the Common Stock on December 31, 1996 was $21.25 per share.

Employment Agreements

Effective as of November 22, 1996, the Company entered into employment agreements with certain of its officers who had not previously entered into employment agreements with the Company and, further, entered into amended and restated employment agreements with certain of its officers who had previously entered into employment agreements with the Company. Each of the above-named officers has executed employment agreements with the Company, except for Dr. Straeter, whose employment agreement is with GDE Holdings, Inc., a subsidiary of the Company. All of the agreements provide for a termination date of the earlier of December 31, 1999, or the first day of the year following the year in which the officer reaches his/her 65th birthday. The agreements also provide for automatic renewals unless terminated earlier by the officer or the Board of Directors.

Among other things, the employment agreements assure the continuation of each such officer's base salary and his/her continued participation in the Company incentive and other welfare and benefit plans, as well as continuation of his/her then current level of job position and responsibilities, failing which such officer may terminate his/her employment with the Company and receive, as termination pay, stipulated amounts equal to up to two times such officer's base salary then in effect and other benefits. Under each employment agreement, the Company has the right to terminate an officer for cause, under which circumstances the officer would not be entitled to termination pay. Each agreement provides that upon termination the officer will not compete with the Company for a period of six months after the date of termination nor will the officer divulge confidential information or trade secrets to third parties.

Retirement Benefits and Related Information

The Company has a Defined Benefit Retirement Plan (the "Retirement Plan") which provides retirement benefits for its employees and employees of participating affiliates. The plan has three benefit formulas as described below for Tracor, Vitro, and GDE employees. Employees covered under the Tracor formula become vested in the Retirement Plan upon the completion of five years of vesting service. Monthly benefits, payable at normal retirement age, are based upon an amount equal to one percent of final "average monthly compensation" up to "covered compensation" plus one and one-half percent of final average monthly compensation in excess of covered compensation, multiplied by the years of credited service with the Company, less one year. Average monthly compensation is defined as the average monthly compensation actually paid, including bonuses and overtime pay for the five highest successive calendar years. Covered compensation is defined as the average of the maximum wages subject to social security taxes for the 35 years ending in the calendar year before the employee reached Social Security retirement age. Credited service is the period of the employee's total employment with the Company. The monthly benefits are not subject to deductions for Social Security or other offset amounts.

Employees covered under the Vitro formula are provided monthly benefits, payable at normal retirement age, which are based on the amount equal to one and one-tenth percent of average annual compensation up to covered compensation plus one and three-quarters percent of average annual compensation in excess of covered compensation, multiplied by the years of credited service. Average annual compensation means the average of annual earnings during the employee's five consecutive highest paid years with Vitro. Credited service generally means all the employee's years of service with Vitro. The monthly benefits are not subject to deductions for Social Security or other offset amounts.

Employees covered under the GDE formula are provided monthly benefits, payable at normal retirement age, which are based on the amount equal to approximately one and three-tenths percent of average annual compensation, multiplied by the years of credited service. Average annual compensation means the average of annual earnings during the employee's five consecutive highest paid years with GDE. Credited service generally means all the employee's years of service with GDE. The monthly benefits are not subject to deductions for Social Security or other amounts.

The following tables show the estimated annual benefits payable upon retirement to persons in specified remuneration and years of service classifications who would retire in 1997 at age 65. The amounts shown in the tables were determined as normal retirement benefits at December 31, 1996, and were based on pay limited by Section 401(a)(17) of the Internal Revenue Code (the "Code"). Benefits are limited by Section 415 of the Code without regard to combined plan limitations.

                       Retirement Plan Benefits
                             Tracor, Inc.

                                           Years of
                                            Service
                          --------------------------------------------------
Final Average
Annual Compensation            15         20        25         30        35
-------------------       -------    -------   -------    -------   -------
     $125,000              24,320     33,005    41,691     50,376    59,062
     $150,000              29,570     40,130    50,691     61,251    71,812
     $175,000              33,726     46,176    58,626     71,076    83,526
     $200,000              37,852     52,176    66,502     80,826    95,152
     $225,000              41,976     58,176    74,376     90,576   106,776
     $250,000              43,766     60,778    77,792     94,804   111,818
     $300,000              43,766     60,778    77,792     94,804   111,818
     $350,000              43,766     60,778    77,792     94,804   111,818
     $400,000              43,766     60,778    77,792     94,804   111,818
     $450,000              43,766     60,778    77,792     94,804   111,818
     $500,000              43,766     60,778    77,792     94,804   111,818
   $1,281,573(1)           43,766     60,778    77,792     94,804   111,818

                              Vitro Corporation(2)

                                           Years of
                                            Service
                          --------------------------------------------------
Final Average
Annual Compensation            15         20        25         30        35
-------------------       -------    -------   -------    -------   -------
     $125,000              30,124     40,165    50,206     60,248    70,289
     $150,000              36,686     48,915    61,144     73,373    85,602
     $175,000              41,963     56,390    70,817     85,244    99,671
     $200,000              47,213     63,827    80,442     97,057   113,671
     $225,000              52,463     71,265    90,067    108,869   120,000
     $250,000              54,739     74,490    94,240    113,991   120,000
     $300,000              54,739     74,490    94,240    113,991   120,000
     $350,000              54,739     74,490    94,240    113,991   120,000
     $400,000              54,739     74,490    94,240    113,991   120,000
     $438,987(1)           54,739     74,490    94,240    113,991   120,000

___________

1. Represents 120% of covered compensation for the most highly compensated individual who would be entitled to benefits under this particular plan.

2. Employees of Vitro Corporation and Vitro Services Corporation whose credited service begins on or after January 1, 1996, are covered under the Tracor benefit formula. Benefits based on $150,000 pay are limited with a minimum benefit, as of December 31, 1993, under prior pay plan.

                                 GDE Systems, Inc.

                                           Years of
                                            Service
                          --------------------------------------------------
Final Average
Annual Compensation            15         20        25         30        35
-------------------       -------    -------   -------    -------   -------
     $125,000              25,000     33,333    41,667     50,000    58,333
     $150,000              30,000     40,000    50,000     60,000    70,000
     $175,000              34,000     45,667    57,333     69,000    80,666
     $200,000              38,000     51,333    64,667     78,000    91,333
     $225,000              42,000     57,000    72,000     87,000   102,000
     $250,000              43,734     59,457    75,180     90,902   106,625
     $300,000              43,734     59,457    75,180     90,902   106,625
     $350,000              43,734     59,457    75,180     90,902   106,625
     $400,000              43,734     59,457    75,180     90,902   106,625
     $450,000              43,734     59,457    75,180     90,902   106,625
     $481,292(1)           43,734     59,457    75,180     90,902   106,625

___________

1. Represents 120% of covered compensation for the most highly compensated individual who would be entitled to benefits under this particular plan.

Benefits under the Retirement Plan are computed based on a straight-life annuity, and monthly benefits are not subject to deductions for social security or other offset amounts.

As of December 31, 1996, the persons named in the Summary Compensation Table were credited with the following years of service under the Retirement Plan: Mr. Floyd, 6.6; Mr. Skaggs, 6.8; Mr. Melton, 6.8; Dr. Straeter, 16.8; and Mr. Campbell, 26.6.

The remuneration covered by the Retirement Plan for the named executive officer generally corresponds with the salary amounts set forth in the Summary Compensation Table.

Non-Qualified Supplemental Retirement Benefit. During 1993, the Company established a Non-Qualified Supplemental Retirement Program for certain of its officers, which was amended and restated effective as of January 30, 1997 (hereafter, the "Program"). The Program provides that upon normal retirement or termination not for cause, Company officers covered by the Program will receive a monthly income of up to 50% of the average compensation for the 36 months immediately prior to the date of retirement or termination, less the amount of retirement benefits which the officer would otherwise be entitled to under the Retirement Plan. The actual amount the participant would be entitled to receive is determined by the participant's total number of years of service to the Company after December 21, 1991. The Program further provides that upon the death of the participant, his or her spouse would also be entitled to receive a monthly income equal to one-half of the benefit which would otherwise be payable to the officer. Currently, Messrs. Skaggs, Floyd, and Melton are participants in the Program. The Program additionally provides that if any of the participants are terminated without cause, they shall become immediately 100% vested in the Program, and in the case of Messrs. Skaggs and Floyd, they may elect to receive the benefits payable to them under the Program in a lump sum. Assuming the individuals remain in the employ of the Company until their normal retirement age, each of the following executives will receive an annuity, as described above, which, on an actuarial basis, is equal to the following annual payments: Mr. Skaggs, $465,487; Mr.
Floyd, $166,014; and Mr. Melton, $221,943.

Dr. Straeter is eligible to receive benefits from the GDE Systems, Inc. Supplemental Retirement Plan. This plan is designed to replace any pension benefit lost to Dr. Straeter if his final average covered compensation is in excess of the limitations for eligible compensation contained in Sections 415 or 401(a)17 of the Code. Assuming Dr. Straeter remains employed by the Company until his normal retirement age, he will receive an annuity with an estimated annual payment of $141,282.

Mr. Campbell is eligible to receive benefits from the Tracor Benefit Restoration Plan. This plan, adopted October 1, 1996, is designed to replace any pension benefit lost to Mr. Campbell if his final average monthly covered compensation is in excess of the limitations for eligible compensation contained in Sections 415 or 401(a)17 of the Code. Assuming Mr. Campbell remains with the Company until his normal retirement age, he will receive an estimated lump sum payment of $1,635,681

Effective December 1, 1996, Tracor adopted the Tracor Deferred Compensation Plan designed primarily to replace 401(k) Plan benefits lost due to the Code limitations on employee deferrals and covered compensation used to determine benefits from the qualified Tracor, Inc. 401(k) Plan. For 1996 matching contributions were credited in the amount of $6,612 to Mr. Skaggs; $1,756 to Mr. Campbell; $2,036 to Mr. Floyd; and $1,670 to Mr. Melton.

Outside (non-employee) directors of the Company receive annual Board retainers of $20,650, plus travel and allowances where appropriate. Attendance fees of $1,000 per meeting are also paid. Directors who also serve on a committee of the Board of Directors receive $950 for each committee meeting attended. Directors who chair committees receive an additional $950 per meeting attended. Directors who are currently on the board at the first of each year receive 1,000 shares of common stock and are granted 2,000 shares of stock options at the current market price.

                        COMMITTEES OF THE BOARD

                        Audit/Ethics Committee

The Committee met three times in 1996. The duties of the Audit/Ethics Committee are to:

a. recommend to the Board of Directors a firm of independent auditors to perform the audit of the annual financial statements of the Company;

b. review with the independent auditors and with financial management the proposed scope of the annual audit, past audit experience, the Company's internal audit program, recently completed internal audits, and other matters bearing upon the scope of the audit;

c. review with the independent auditors and with financial management significant matters revealed in the course of the audit of the annual financial statements of the Company;

d. review on an annual basis whether the Company's ethics policies have been communicated by the Company to all key employees of the Company and its subsidiaries;

e. review with financial management any suggestions and recommendations of the independent auditors of the Company;

f. meet on a regular basis with a representative or representatives of the Internal Audit Department of the Company and to review the Internal Audit Department's Reports of Operations; and

g. report its activities and actions to the Board at least once each fiscal year.

Members of the Audit/Ethics Committee are Anthony Grillo, chairman; William
E. Conway; and Lt. Gen. Thomas P. Stafford.

The independent auditors and Tracor's internal auditor have direct access to the Committee and may discuss with it any matters which may arise in connection with audits, the maintenance of internal accounting controls, or any other matter relating to Tracor's financial affairs. Furthermore, the Committee may authorize the independent auditors to investigate any matters which the Committee deems appropriate and may present its recommendations and conclusions to the Board.

                  Compensation/Stock Option Committee

The Committee met four times in 1996. The duties of the Compensation/Stock Option Committee are to:

a.   administer the Tracor stock option plan;

b. recommend policies dealing with compensation, position evaluations, and personnel engagements, transfers, and terminations, including the Company's annual incentive program;

c.   review and recommend major compensation plans;

d. recommend the Company's management development programs and procedures;

e. approve and recommend to the Board of Directors compensation for corporate officers; and

f.   review the administration of the Company's Retirement Plan.

Members of the Compensation/Stock Option Committee are Julian Davidson, chairman; Bob Marbut; and Elvis L. Mason.

              COMPENSATION/STOCK OPTION COMMITTEE REPORT

                   Executive Compensation Principles

The Company's Executive Compensation Program is based on guiding principles designed to align executive compensation with Company values and objectives, business strategy, management initiative, and business financial performance. In applying these principles, the Compensation/Stock Option Committee (the "Committee") has established a program to:

a. attract and retain key executives critical to the long-term success of the Company and each of its business groups;

b. reward executives for long-term strategic management and enhancement of stockholder values;

c. integrate compensation programs with both the Company's annual and long-term strategic planning and measuring processes; and

d. support a performance-oriented environment that rewards performance not only with respect to Company goals but also Company performance as compared to that of industry performance levels.

                    Executive Compensation Program

The total compensation program consists of both cash and equity-based compensation. The annual compensation consists of a base salary and an annual incentive. The Committee determines the level of salary for key executive officers and a salary range for other executive officers. Actual salary changes are based upon performance and upon national industry salary surveys in related industries, depending on the areas in which the particular executive is employed, and supplemented by other surveys which are used to enhance the analysis. These surveys covered essentially the same companies that are included in the table comparing the cumulative
total returns of the Company, set forth below.   The salary levels are
targeted to the median of such surveys, with variations based upon the experience of each officer and the complexity of his/her particular responsibilities. In considering the salary increases from 1996 to 1997, the Committee also evaluated each executive's performance in several areas, including increases in sales and revenue from the preceding year, increases in profits in the executive's area of responsibility, and the success of his/her budgetary controls. No increases were required, or given, pursuant to the terms of any employment agreements.

                    Incentive Compensation Program

Effective in December 1991, the Company adopted a performance incentive plan under which executive officers and other high-level employees may receive compensation based on the achievement of individual and Company objectives. Eligible participants include officers and other key employees of the Company who are in a position to make substantial contributions to the management, growth, and success of the Company. Payment of an award is contingent upon the achievement of specified levels of earnings, bookings, revenue, and cash generation of the Company or the employee's unit ("performance goals") each year based upon the annual operating plan of the Company. A smaller portion of each person's incentive payment is based on individual and organizational goals such as increases in efficiency of the executive's area of responsibility, adherence to budgetary plans, and implementation of new operating procedures and programs. At the close of each fiscal year, the performance of the operating unit in which the employee participates is reviewed against the performance goals, division objectives are evaluated, and awards are issued. In the event the performance goals are not achieved, the awards are reduced or eliminated entirely. If performance goals are exceeded, the amount of an award may be increased. In reviewing the performance of the named executives for 1996, the Committee determined each individual and Tracor exceeded their
respective goals for the year.   Executive officers as a group were awarded
payments totaling $1,749,151.19, and all employees as a group received payments totaling $7,360,905.42 under this plan in 1996.

                              Stock Plan

The Company adopted, in December 1991, the Stock Plan for Employees of Tracor, Inc. and its Subsidiaries (the "1991 Plan"). In April 1995, the Company adopted the 1995 Stock Plan for Employees of Tracor, Inc. and its Subsidiaries (the "1995 Plan" or, collectively, the "Stock Plans") pursuant to which options to purchase common stock of the Company, stock appreciation rights ("SARs") (rights, granted in tandem with an option (or alone), to receive cash payments equal to any appreciation in value of the shares subject to option from the date of the option grant to the date of exercise in lieu of the exercise of an option), and/or shares of restricted stock may be granted to officers and other key employees of the Company and its subsidiaries. The plans are administered by the Committee which has authority to determine the individuals to whom and the terms pursuant to which grants shall be made. Per share option prices are not less than the fair market value of the Company's common stock on the date of the option grant, and the term of the options cannot exceed 10 years. The two plans are identical in all material respects, except that outside directors participate in the 1995 Plan.

Under the Stock Plans, the Committee grants stock options, restricted shares, and/or SARs based upon its review of surveys and publicly available information relating to the amount and type of awards granted to executives in the aerospace and defense industry, as well as its review of each executive's performance, evaluated as described above. Through the award of options, the objective of aligning executive officers' long-range interests with those of the shareholders are met by providing the executive officers with the opportunity to build a meaningful stake in the Company.

                         Officer Compensation

The Compensation Committee of the Board of Directors met for the purpose of evaluating the performance of the Company's CEO. In accordance with the Company's Executive Compensation Program, the Committee evaluated Mr. Skaggs' performance for the year based on both objectively evaluated quantitative criteria and on subjectively evaluated qualitative criteria. Mr. Skaggs' base salary and total compensation were also evaluated with respect to similar positions in the industry using a number of compensation surveys. The goal of the Committee was to determine whether an increase in his base salary was merited, and, if so, how much of an increase should be recommended to the Board. The Committee additionally determined the amount of incentive compensation and stock options to recommend that the Board award to Mr. Skaggs.

At the beginning of each fiscal year, the Board of Directors establishes quantitative and qualitative goals or "targets" for the CEO of the Company. Results are evaluated at the end of the fiscal year.

Quantitative Goals

For 1996, the Committee evaluated the results of three quantitative criteria. They were:

	                      Target          Actual
                    (In Millions)	  (In Millions)  % of Target
                    -------------   -------------  -----------
Earnings(1)            $ 88.8	  	    $  104.6           118%
Net Cash Activity	       52.5            60.9           116%
Bookings                940.2         1,112.5           118%
________________

1.   Before interest, taxes, depreciation, and other deductions.

Qualitative Goals

In addition, the Committee subjectively evaluated the results of qualitative criteria. The qualitative criteria include:

    a.  Return on shareholders' equity;

    b.  Share price increase;

    c.  Shareholders' equity increase;

    d.  Achievement of strategic business goals;

    e.  The conduct of business operations;

    f.  Board communications;

    g.  Equity restructuring to reduce warrants; and

    h.  Maintain outstanding corporate team

Base Salary and Annual Incentive Compensation

Based upon its review of Mr. Skaggs' overall 1996 performance for base salary and annual incentive purposes, the Committee determined Mr. Skaggs significantly exceeded both quantitative and qualitative target measures. The Committee also considered the Company's 1996 performance improvements over 1995 in determining the base salary increase. These improvements included a 22% increase in sales, a 36% increase in earnings before interest and taxes, a 31% increase in net income, a 12% increase in firm backlog, and a 41% increase in total backlog. As a result, the Committee recommended that Mr. Skaggs should receive a base salary increase of approximately ten percent (10%) effective for the 1997 year.

Mr. Skaggs' annual incentive compensation for 1996 was calculated using a mathematical equation which took into account quantitative performance results related to earnings, net cash, and bookings plus the achievement of qualitative goals as evaluated by the Committee. Using the mathematical equation and the evaluated incentive results described above, Mr. Skaggs' recommended annual incentive bonus is 83.13% of his 1996 base salary.

Stock Option Grants

The stock option grants made to Mr. Skaggs under the Company's Stock Plan were determined using the criteria described under the Stock Plan referenced previously. Option grants received by Mr. Skaggs in fiscal year 1996 are noted under the Executive Compensation section showing the five most highly compensated officers.

Compensation/Stock Option Committee
Dr. Julian Davidson, chairman
Bob Marbut
Elvis L. Mason

               Comparison of Cumulative Total Return1
                   Among the Nasdaq Market Index,
                Dow Jones Defense & Aerospace Index,
                           and Tracor, Inc.
Set forth below is a line graph comparing the cumulative total stockholder return on the Company's common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies on the Nasdaq Market Index and the Dow Jones Defense & Aerospace Index.


                             [GRAPH APPEARS HERE]
                 COMPARISON OF FIVE YEAR CUMULATIVE RETURN
Among Dow Jones Aerospace and Defense, Nasdaq Market Index, and Tracor, Inc.

                          DJ Aerospace &   Nasdaq Market        Tracor,
  Measurement Period          Defense          Index              Inc.
  ------------------      --------------   ---------------      -------
    1st Quarter '92           100.00            100.00           100.00
    2nd Quarter '92            95.30             92.57           103.23
    3rd Quarter '92            90.83             92.15            83.76
    4th Quarter '92            94.94            101.03           125.33
    1st Quarter '93           103.61            110.72           166.36
    2nd Quarter '93           113.23            110.03           177.98
    3rd Quarter '93           121.61            116.88           287.22
    4th Quarter '93           127.97            123.14           378.23
    1st Quarter '94           140.81            126.40           419.29
    2nd Quarter '94           141.60            117.15           352.43
    3rd Quarter '94           146.19            119.20           349.76
    4th Quarter '94           148.84            121.86           479.42
    1st Quarter '95           160.25            128.00           526.66
    2nd Quarter '95           194.82            141.28           591.26
    3rd Quarter '95           222.32            166.23           729.96
    4th Quarter '95           243.11            170.81           699.72
    1st Quarter '96           275.53            176.17           706.47
    2nd Quarter '96           288.63            196.24           858.46
    3rd Quarter '96           306.39            189.15           849.45
    4th Quarter '96           329.92            208.51         1,005.75

---------------
1.   Assumes $100.00 invested on January 1, 1992, in the Nasdaq
     Market Index, Dow Jones Defense & Aerospace Index, and Tracor, Inc.


Item 12.  Ownership of Management and Principal Stockholders

The following tables set forth as of March 17, 1997, certain information known to the Company with respect to the beneficial ownership (as defined in the rules of the Commission) of Tracor Common Stock by all directors, the chief executive officer and the other executive officers named on the summary compensation table, all directors and executive officers as a group and any person who is known by the Company to be the beneficial owner of more than five percent of the Tracor Common Stock. The percentages are calculated including shares which are subject to outstanding warrants and options held by directors and officers.


      Name and Address of           Number of      Percent(1)
      Beneficial Owner              Shares
      -------------------           ---------      ----------
      Dr. Julian Davidson              6,000(2)          *
      1240 Deborah Drive, S.E.
      Huntsville, AL   35801

      Anthony Grillo                  16,000(3)          *
      358 Oxford Drive
      Short Hills, NJ   07078

      Bob Marbut                      30,500(4)          *
      511 Argyle
      San Antonio, TX   78209

      Elvis L. Mason               1,416,871(5)         5.7%
      3716 Maplewood
      Dallas, TX  75205

      Lt. Gen. Thomas P.
       Stafford (Retired)             10,000(6)          *
      Coral Harbor Club
      Unit C-44
      88181 Old Highway-MM88
      Islamorada, FL 33036

      James B. Skaggs                287,849(7)         1.2%
      Tracor, Inc.
      6500 Tracor Lane
      Austin, TX   78725-2000

      Barry G. Campbell               32,583(8)          *
      16327 Bawtry Court
      Bowie, MD   20715

      Robert K. Floyd                 68,911(9)          *
      Tracor, Inc.
      6500 Tracor Lane
      Austin, TX   78725-2000

      George R. Melton                63,400(10)         *
      Tracor, Inc.
      6500 Tracor Lane
      Austin, TX   78725-2000

      Dr. Terry A. Straeter          190,833(11)         *
      GDE Systems, Inc.
      16550 West Bernardo Drive
      San Diego, CA   92127

      William E. Conway               18,046(12)         *
      The Carlyle Group
      1001 Pennsylvania Avenue, NW
      Suite 220 South
      Washington, DC  20004

      Gerald B. Unterman           2,038,474(13)        8.0%
      70 E. 55th Street
      New York, NY   10022

      Edward C. Johnson            1,481,700(14)        6.0%
      82 Devonshire Street
      Boston, MA   02109

      Warburg, Pincus              1,464,200            5.9%
       Counsellors, Inc.
      446 Lexington Avenue
      New York, NY   10017

      All directors and            2,454,616(15)        9.7%
       executive officers as a
       group, including those
       names above.

1    	* = less than 1%.

2	    2,000 shares are held directly by Dr. Davidson;
      4,000 shares are held pursuant to stock options, none of which are currently exercisable.

3	    12,000 shares are held directly by Mr. Grillo;
      4,000 shares are held pursuant to stock options, none of which are currently exercisable.

4    	26,500 shares are held directly by Mr. Marbut;
      4,000 shares are held pursuant to stock options, none of which are currently exercisable.

5    	6,000 shares of common stock are held directly by Mr. Mason.
      Mr. Mason is the president of E. L. Mason Corporation, which is the general partner of MB Partners, Ltd. ("MB Partners"), which is the general partner of the Mason Best Company, L.P. ("Mason Best"). Mason Best directly owns 1,398,067 shares of common stock. Mr. Mason owns 50% of the general partner of Mason Best, MB Partners; however, Mr. Mason holds 100% of the voting rights in the general partner of Mason Best. In addition, Mr. Mason is the managing partner of Mason Best. As a result, Mr. Mason may be deemed to beneficially own 100% of the shares held by Mason Best. MB Partners directly owns 8,804 shares of common stock, and Mr. Mason owns 100% of E.L. Mason
      Corporation, which is the general partner of MB Partners, and may be deemed to beneficially own 100% of the shares held by MB Partners. 4,000 shares are held pursuant to stock options, none of which are currently exercisable.

6    	6,000 shares are held directly by Lt. Gen. Stafford;
      4,000 shares are held pursuant to stock options, none of which are currently exercisable.

7	    250,520 shares are held pursuant to currently exercisable stock options. In addition, 5,000 shares are held pursuant to Series
      A Warrants which are convertible into common stock, and 32,329 shares are held directly.

8	    1,583 shares are held directly, and 31,000 shares are held pursuant to currently exercisable stock options.

9    	3,411 shares are held directly, and 64,500 shares are held
      pursuant to currently exercisable stock options. In addition, 1,000 shares are held pursuant to Series A Warrants which are convertible into common stock.

10   	9,800 shares are held directly, and 53,600 shares are pursuant to currently exercisable stock options.

11   	18,000 shares are owned directly by Dr. Straeter, and 160,333 shares are held by a family trust over which Dr. Straeter has control. In addition, 7,500 shares are held pursuant to currently exercisable stock options, and 5,000 shares are issuable upon exercise of Series A Warrants.

12   	14,046 shares are held directly, and 4,000 shares are held
      pursuant to stock options, none of which are currently exercisable.

13   	GBU, Inc. is the sole general partner of Oak Tree Partners, L.P.
      and GEM Convertible Securities Partners, L.P. GBU beneficially owns 1,177,599 shares of Tracor common stock (which are directly owned by Oak Tree Partners, L.P.) and 152,500 Series A
      Warrants (which are directly owned by GEM Convertible Securities Partners, L.P.) to purchase Tracor common stock. Mr. Unterman is the president, majority shareholder, and a director of GBU, Inc. He is also the president, sole shareholder, and a director of GEM Capital Management, Inc. GEM Capital Management, Inc. is a registered investment advisor whose accounts own 60,001 shares of Tracor common stock which Mr. Unterman may be deemed to beneficially own. Mr. Unterman is the trustee of a profit sharing plan which owns 34,000 shares of Tracor common stock.
      In addition, Mr. Unterman owns directly 100,000 shares of Tracor common stock and 514,375 Series A Warrants.

     	With respect to the 1,177,599 shares owned by Oak Tree Partners, L.P., GBU owns a 9.9% interest in that partnership and Gerald B. Unterman owns 83% of GBU, Inc. Therefore, Mr. Unterman claims beneficial ownership of only 97,740 of those shares.

     	With respect to the 152,500 shares which may be acquired upon the exercise of the 152,500 Series A Warrants owned by GEM Convertible Securities Partners, L.P., GBU, Inc. owns a 1% interest in that partnership, and Mr. Unterman owns 83% of GBU, Inc. Therefore, Mr. Unterman claims beneficial ownership of only 1,266 of those shares.

14   	Mr. Johnson is the chairman of FMR Corp. which beneficially
      owns 1,481,700 shares of Tracor common stock. Fidelity Management and Research Company, a wholly owned subsidiary of FMR Corp., is the beneficial owner of 1,396,700 shares of Tracor common stock. Mr. Johnson through his control of Fidelity Management and Research Company has sole dispositive power over 1,396,700 shares. Mr. Johnson and FMR Corp., through its control of Fidelity Management Trust Company, each have sole dispositive power over 85,000 and sole power to vote or to direct the voting of 82,300 shares, and no power to vote or to direct the voting of 2,700 shares of Tracor common stock.

15   	Includes shares subject to outstanding warrants and options held by directors and officers.


Item 13.  Certain Relationships and Related Transactions.

On June 13, 1996, the Company consummated the acquisition (the "Westmark Acquisition") of substantially all of the assets of Westmark Systems, Inc. ("Westmark"), which had the effect of simplifying the Company's capital structure. The purchase consideration paid by Tracor to Westmark in the Westmark Acquisition included 8,267,435 shares of Tracor common stock. Shortly after its acquisition of the shares of Tracor common stock, Westmark dissolved and distributed all of such shares to its shareholders in a complete liquidation. The principal assets of Westmark acquired by Tracor in the Westmark Acquisition were 978,458 shares of Class A Common Stock of Tracor (the "Class A Common Stock"), a Series B Warrant to purchase 5,249,428 shares of Tracor common stock (the "Series B Warrant"), and a Series C Warrant to purchase 5,455,000 shares of Tracor common stock (the "Series C Warrant" and, together with the Series B Warrant, the "Tracor Warrants"). The shares of the Class A Common Stock and the Tracor Warrants were cancelled and will not be reissued.

Elvis Mason, a director of the Company, through his ownership in Mason Best Company, received an indirect benefit from this transaction. See footnote 12 to Item 12. "Ownership of Management and Principal Shareholders."

Recent Developments.

On February 12, 1997, the Board of Directors of the Company adopted a preferred share purchase rights plan (the "Rights Plan"), exercisable only if a person or group acquires 20% or more of Tracor's common stock or announces a tender offer which would result in ownership by a person or group of 20% or more of Tracor's common stock. The Rights Plan is designed to deter coercive or abusive takeovers, and ensure fair and equal treatment of all shareholders in the event of any proposed takeover of the Company. The Rights Plan may have an effect on the Change of Control provisions in the Indenture, to the extent that the Rights Plan could make a Change of Control less likely to occur.

PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form
8-K.

(a)(1) Financial Statements. The following financial statements and supplementary data of Tracor are presented in a separate section of this Form 10-K.

         	Report of Independent Auditors.
	         Consolidated Income Statements.
	         Consolidated Balance Sheets.
	         Consolidated Statements of Shareholders' Equity.
	         Consolidated Statements of Cash Flows.
	         Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules. All schedules are omitted because the required information is included elsewhere in the financial statements or is otherwise inapplicable.

(a)(3)  Exhibits.

2.1 Agreement and Plan of GDE Acquisition, dated October 10, 1994, among the Company, Tracor Newco, Inc. ("GDE Acquisition Sub"), The Carlyle Group, L.P. ("Carlyle") and GDE relating to the merger of Tracor Newco, Inc. with and into GDE. Exhibit A to 8-K, File Number 0-20227, filed December 1, 1994, is incorporated herein by reference.

2.2 Amendment No. 1 to Agreement and Plan of GDE Acquisition, dated as of October 31, 1994, among the Company, the GDE
Acquisition Sub, Carlyle and GDE. Exhibit 2.2 to Form S-1, File
Number 33-67562, filed February 17, 1995, is incorporated herein by reference.

2.3 Amendment No. 2 to Agreement and Plan of GDE Acquisition, dated as of November 17, 1994, among the Company, the GDE
Acquisition Sub, Carlyle and GDE. Exhibit 2.3 to Form S-1, File
Number 33-67562, filed February 17, 1995, is incorporated herein by reference.

2.4     Agreement and Plan of Merger between Tracor, Inc. and
Cordant Holdings, Inc., dated as of September 26, 1996.  Exhibit
2.1 to Form 8-K, File Number 0-20227, filed September 26, 1996, is incorporated herein by reference.

2.5 Agreement and Plan of Reorganization among Tracor, Inc., AEL Industries, Inc., and Tracor AEL, Inc., dated as of October 2, 1995, and amended as of January 10, 1996, is incorporated by reference to Exhibit 2..1 in AEL Industries, Inc.'s Form 8-K reports dated October 2, 1995 and January 10, 1996.

2.6     Acquisition Agreement dated March 9, 1996, by and among
Tracor, Inc. and Westmark Systems, Inc.  Exhibit 2.1 to Form 8-K,
File number 0-20227, filed March 22, 1996, is incorporated herein by reference.

3.1     Restated Certificate of Incorporation, as amended
(incorporated by reference to the Company's Registration
Statement Number 333-03330 filed with the Securities and Exchange
Commission on April 10, 1996).

3.2     Bylaws of the Company, as amended and restated
(incorporated by reference to the Company's Registration
Statement Number 333-03330 filed with the Securities and Exchange
Commission on April 10, 1996).

4.1 Registration Rights Agreement, dated as of March 14, 1997, among the Company, the Subsidiary Guarantors named therein and BT
Securities Corporation.  Filed herewith.

4.2 Indenture, dated as of March 14, 1997, among the Company and U.S. Trust Company of Texas, N.A. relating to the 8 1/2%
Senior Subordinated Notes Due 2007.  Filed herewith.

4.3     Form of Exchange Notes (included in Exhibit 4.2).

4.4 Series A Indenture, dated as of November 17, 1994, among the Company, each Subsidiary Guarantor, and U.S. Trust Company of Texas, N.A., as Trustee, relating to the Series A Notes (the "Series A Indenture"). Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-89578) on February 17, 1995 and incorporated herein by reference.

4.5 First Supplemental Indenture, dated as of April 11, 1995, to the Series A Indenture. Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form S-4/S-3 (No. 333-03330) on April 10, 1996 and incorporated herein by reference.

4.6 Second Supplemental Indenture, dated as of February 2, 1996, to the Series A Indenture. Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form S-4/S-3 (No. 333-03330) on April 10, 1996 and incorporated herein by reference.

4.7 Third Supplemental Indenture, dated September 26, 1996, to the Series A Indenture. Filed herewith.

4.8 Fourth Supplemental Indenture, dated March 14, 1997, to the Series A Indenture. Filed herewith.

4.9     Specimen Series A Note.  Previously filed with the
Commission as an exhibit to the Registrant's Registration
Statement on Form S-1 (No. 33-89578) on February 17, 1995 and incorporated herein.

4.10 Indenture, dated as of August 15, 1993, among the Company, each Subsidiary Guarantor, and U.S. Trust Company of Texas, N.A., as Trustee, relating to the Existing Notes (the "Existing Note Indenture"). Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-67562) on August 18, 1993 and incorporated herein by reference.

4.11    First Supplemental Indenture, dated as of November 17,
1994, to the Existing Note Indenture. Previously filed with the Commission as an exhibit to the Registrant's Registration
Statement on Form S-1 (No. 33-89578) on February 17, 1995 and incorporated herein by reference.

4.12    Second Supplemental Indenture, dated as of February 22,
1996, to the Existing Note Indenture. Previously filed with the Commission as an exhibit to the Registrant's Registration
Statement on Form S-4/S-3 (No. 333-03330) on April 10, 1996 and incorporated herein by reference.

4.13 Third Supplemental Indenture, dated September 26, 1996, to the Existing Note Indenture. Filed herewith.

4.14 Fourth Supplemental Indenture, dated March 14, 1997, to the Existing Note Indenture. Filed herewith.

4.15 Credit Agreement among Tracor, the lending institutions party to the Credit Agreement, Credit Lyonais, The First National Bank of Chicago and Wells Fargo (Texas), National Association, as Co-Agents and Bankers Trust Company, as Agent, dated as of March 14, 1997. Filed herewith.

4.16    1995 Stock Plan for Employees of Tracor, Inc. and
Subsidiaries. Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form S-8 (No.
33-93186) on June 2, 1995 and incorporated herein by reference.

4.17    Specimen Certificate representing Common Stock of Tracor,
Inc. Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form S-10 (No. 0-20227) on
July 17, 1992 and incorporated herein by reference.

10.1    Form of Employment Agreement.  Filed herewith.

10.2    Form of Employment Agreement and Executive Stock
Agreement, dated November 20, 1995 between GDE Systems and Dr.
Terry A. Straeter.  Filed herewith.

11.1    Statement regarding computation of income per share.

21.0    Subsidiaries of the Registrant.

23.0    Consent of Independent Auditors.

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Tracor, Inc.
Date:	March 28, 1997

                          					By:	/s/ James B. Skaggs
                                   ---------------------
                             						James B. Skaggs,
                             						President and
                             						Chief Executive Officer

                   			       		Tracor, Inc.
Date:	March 28, 1997


                          					By:	/s/ Robert K. Floyd
                                   ---------------------
                             						Robert K. Floyd,
                             						Vice President,
                             						Chief Financial Officer,
                             						and Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 28, 1997
                           				By:	/s/ William E. Conway, Jr.
                                   --------------------------
                              					William E. Conway, Jr., Director

Date: March 28, 1997
                           				By:	/s/ Julian Davidson
                                   --------------------------
                              					Julian Davidson, Director

Date: March 28, 1997
                           				By:	/s/ Anthony Grillo
                                   --------------------------
                              					Anthony Grillo, Director

Date: March 28, 1997
                           				By:	/s/ Bob Marbut
                                   -------------------------
                              					Bob Marbut, Director

Date: March 28, 1997
                           				By:	/s/ Elvis L. Mason
                                   ------------------------
                              					Elvis L. Mason, Director

Date: March 28, 1997
                           				By:	/s/ James B. Skaggs
                                   ------------------------
                              					James B. Skaggs, Director

Date: March 28, 1997
                           				By:	/s/ Thomas P. Stafford
                                   ------------------------
                              					Lt. Gen. Thomas P. Stafford, Director