Form 10-Q
period 1997-03-31
TRACOR INC /DE
filed 1997-05-14
CIK 829221

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    (Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997

 	OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________
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

                       	 512/926 2800
       	(Registrant's telephone number, including area code)

                             	N/A
	(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  	No _____

	APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
	PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

	Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes      		No

	APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common stock 24,799,541 shares

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                              TRACOR
                CONDENSED CONSOLIDATED BALANCE SHEETS
                                              March 31,        December 31,
                                                1997               1996
                                              --------         ------------
                                            (Unaudited)         (Audited)
                                           (in thousands, except share data)

                                 ASSETS
Current assets:
   Cash and cash equivalents                   $    760         $ 36,758
   Accounts receivable                          233,238          222,899
   Inventories                                   14,031           12,456
   Assets held for sale                           3,530            3,530
   Prepaid expenses and other                    19,504           15,792
   Restricted cash                               10,250            1,750
   Deferred income taxes                         26,829           26,829
                                               --------         --------
      Total current assets                      308,142          320,014
Property, plant, and equipment, net             117,922          117,463
Goodwill, net                                   233,522          236,047
Other intangibles, net                           11,798           12,947
Restricted cash                                  21,594           30,094
Prepaid pension costs                            12,603           14,980
Deferred charges and other assets                10,611           13,409
                                               --------         --------
Total assets                                   $716,192         $744,954
                                               ========         ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities    $154,920         $154,872
   Current portion of long-term debt             10,819           24,712
                                               --------         --------
      Total current liabilities                 165,739          179,584
Long-term debt, less current portion            278,971          292,172

Deferred revenue                                 13,248           15,625
Other long-term liabilities                      34,621           34,656

Shareholders' equity:
   Preferred stock, par value $.01 per
     share: 1,000,000 shares authorized;
     no shares issued or outstanding                 -                -
   Common stock, par value $.01 per
     share: 53,000,000 shares authorized;
     shares issued and outstanding:
     24,797,141 net of 6,092 shares in
     treasury in 1997 and 24,754,303 net
     of 3,411 shares in treasury in 1996            247              247
   Additional capital paid in                   126,256          125,839
   Retained earnings                             97,110           96,831
                                               --------         --------
        Total shareholders' equity              223,613          222,917
                                               --------         --------
Total liabilities and shareholders' equity     $716,192         $744,954
                                               ========         ========

See notes to unaudited condensed consolidated financial statements.

                                   TRACOR
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                           ------------------
                                                           1997          1996
                                                           ----          ----
                                                         (in thousands, except
                                                           per share amounts)

Net sales                                                $297,464    $229,047
Cost of sales                                             239,643     182,338
                                                         --------    --------
   Gross profit                                            57,821      46,709
Selling, administrative, and general expenses              31,706      27,262
                                                         --------    --------
   Earnings before interest, income taxes,
    and extraordinary loss                                 26,115      19,447
Interest expense, net                                       6,952       5,683
                                                         --------    --------
   Income before income taxes and extraordinary loss      19,163      13,764
Income taxes                                                8,899       6,103
                                                         --------    --------
   Income before extraordinary loss                        10,264       7,661
Extraordinary loss from early extinguishment
   of debt, net of income tax benefit of $7,084             9,985          -
                                                         --------    --------
Net income                                               $    279    $  7,661
                                                         ========    ========

Net income per common and common equivalent share:
    Income before extraordinary loss                         $.38        $.32
    Extraordinary loss                                       (.37)         -
                                                             ----        ----
    Net income                                               $.01        $.32
                                                             ====        ====

See notes to unaudited condensed consolidated financial statements.


                                TRACOR
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                         1997            1996
                                                         ----            ----
                                                           (in thousands)
Operating activities:
   Net income                                            $   279     $  7,661
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
         Extraordinary loss from early extinguishment of
          debt, net of income tax benefit                  9,985           -
         Depreciation of property, plant, and equipment    4,603        3,807
         Amortization of goodwill                          2,279        1,122
         Amortization of other intangibles                 1,216        1,410
         Decrease in prepaid pension costs                 2,377        2,238
         Decrease in debt issuance costs                     711          629
         Decrease in deferred revenue                     (2,377)      (2,238)
         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable   (10,339)         137
            Increase in inventories and prepaid expenses  (3,217)      (6,398)
            Increase (decrease) in accounts payable
             and accrued expenses                          5,224       (8,312)
            Increase (decrease) in other, net                251         (202)
                                                        --------     --------
      Net cash provided by (used in)
       operating activities                               10,992         (146)
Investing activities:
   Purchases of property, plant, and equipment            (5,271)      (2,754)
   Acquisition of business, net of cash acquired            (465)    (103,058)
                                                        --------     --------
      Net cash used in investing activities               (5,736)    (105,812)
Financing activities:
   Payments of long-term debt                           (318,102)     (84,287)
   Proceeds from issuance of long-term debt              291,005      180,000
   Payment of premium to retire long-term debt            (7,512)          -
   Payment of debt issuance costs                         (6,645)      (5,041)
                                                        --------     --------
      Net cash provided by (used in)
       financing activities                              (41,254)      90,672
                                                        --------     --------
      Decrease in cash and
       cash equivalents                                  (35,998)     (15,286)
Cash and cash equivalents at beginning of period          36,758       59,478
                                                        --------     --------
Cash and cash equivalents at end of period              $    760     $ 44,192
                                                        ========     ========

See notes to unaudited condensed consolidated financial statements.


TRACOR

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Tracor, Inc. (Tracor or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included.
Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of December 31, 1996.

Note B -- Income Taxes

The effective income tax rate for the three months ended March 31, 1997, is based on the expected annual rate for federal, state, and foreign income taxes.

Note C -- Net Income Per Common and Common Equivalent Share

For the first quarter of 1997, primary and fully diluted net income per share amounts are computed in accordance with the treasury stock method using the weighted average common shares outstanding and equivalents assuming the exercise of all outstanding warrants and options for common shares.

In the prior year, both primary and fully diluted net income per share amounts were computed using the modified treasury stock method using the weighted average common shares outstanding and equivalents assuming the exercise of all outstanding warrants and options for common shares. For purposes of net income per share computations, net income is adjusted for the pro forma reduction of interest expense, net of investment income (where applicable) and income taxes, resulting from the assumed use of warrant and option proceeds to reduce outstanding debt.

The weighted average common and common equivalent shares used in the fully diluted calculation were 26,767,000 and 24,878,000 for the three months ended March 31, 1997 and 1996, respectively. For both periods presented, the primary and fully diluted net income per share calculations yielded the same amount.

   Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued
Statement No. 128, Earnings Per Share, which is required to be adopted for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the presentation of primary earnings per share is replaced with a presentation of basic earnings per share, the calculation of which excludes the dilutive effect of common stock equivalents. The impact is expected to result in a basic earnings per share before extraordinary loss for the first quarter ended March 31, 1997 and 1996 of $.41 and $.54, respectively, or an increase of $.03 and $.22, respectively, over the presently disclosed primary earnings per share. There is no impact on the fully diluted earnings per share calculation for the quarter ended March 31, 1997;
however, the impact of Statement No. 128 on the quarter ended
March 31, 1996, is an increase of $.02.

Note D -- Long-term Debt

On February 14, 1997, Tracor commenced a tender offer to purchase for cash up to the entire outstanding principal amount of its 10 7/8%
Senior Subordinated Notes due 2001 (Old Notes) and a related solicitation of consents to modify certain other terms of the indentures under which the Old Notes were issued. On February 17, 1997, the Company also commenced a private placement offering
(Offering) of $250 million aggregate principal amount of 8 1/2% Senior
Subordinated Notes due 2007 (New Notes). The Offering was conditioned upon receipt of consents and tenders representing at least a majority in aggregate principal amount of Old Notes outstanding. On March 14, 1997, Tracor consummated the tender offer and purchased for cash
$112,891,000 of Old Notes. Upon completion of the Offering, the Company also refinanced its outstanding indebtedness under its existing bank agreement and entered into a new bank credit facility
(New Bank Credit Facility) providing for a five-year revolving credit facility in the initial principal amount of $200 million.

Interest on the New Notes is payable semiannually commencing September
1, 1997. The New Notes are redeemable in whole or in part at the option of the Company on or after March 1, 2002, at specified redemption prices. In addition, prior to March 1, 2000, the Company, at its option, may redeem certain percentages of the aggregate principal amount of the New Notes with the net cash proceeds of one or more public equity offerings at specified redemption prices. The New
Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company. The New Notes are subject to a registration rights agreement, pursuant to which Tracor has filed a registration statement with respect to an offer to exchange the New
Notes for registered identical senior subordinated notes of the Company.

The New Bank Credit Facility is subject to commitment reductions of $25 million on February 28, 2000, and $50 million on February 28,
2001. Certain mandatory prepayments are also required. All of Tracor's stock in certain of its domestic, wholly-owned subsidiaries is pledged under the New Bank Credit Facility, and all borrowings are guaranteed by such subsidiaries.

The New Bank Credit Facility bears interest at Tracor's option either at the lender's base rate plus up to .75% or the eurodollar rate plus
 .625% to 1.75% in each case based on certain financial ratios, as defined. Interest on base rate loans is payable quarterly, and interest on eurodollar loans is payable at the end of the applicable interest period or every three months in the case of interest periods in excess of three months. A commitment fee ranging from .25% to
 .375% per annum is charged on the unused revolving loans and is payable quarterly in arrears. Each letter of credit bears customary fees and administrative charges. At March 31, 1997, the Company had outstanding letters of credit totaling $41.5 million relating to commitments for performance on certain contracts with foreign customers and as collateral on certain insurance policies.

The New Bank Credit Facility and New Notes contain covenants which, among other things, impose limitations and restrictions on the incurrence of additional indebtedness, capital expenditures, future mergers and acquisitions, sales of assets, and payment of dividends.
In addition, Tracor is required to satisfy certain financial covenants relating to, among other matters, interest coverage, working capital, leverage, and net worth.

The above transactions resulted in a one-time extraordinary charge of approximately $10.0 million, net of an income tax benefit of $7.1 million, consisting of $7.5 million premium to retire the Old Notes and a $9.6 million write-off of unamortized debt issuance costs.

Note E -- Acquisitions

During the first quarter of 1997, the purchase price of Cordant
Holdings, Inc. (Cordant), including acquisition expenses, was finalized as $66 million. No contingent payments were earned, and accordingly, $5.3 million of the $26.5 million promissory note issued as consideration in the acquisition became payable on April 1, 1997, and is included in the current portion of long-term debt together with a $5 million promissory note for indemnification claims, payable March
28, 1998. An equal portion of the cash escrow deposits which collateralize standby letters of credit supporting these promissory notes has been recorded as current restricted cash at March 31, 1997.

For each of the major acquisitions completed in 1996, Tracor completed cost estimates related to the planned elimination of certain duplicative corporate functions and the consolidation of operating facilities.
Estimated liabilities totaling $2.9 million for employee severance and excess facilities costs were established related to the Cordant acquisition.
As of March 31, 1997, approximately $335,000 of such costs have been incurred. Approximately $4.6 million of costs has been incurred related estimated liabilities of $6 million established in conjunction with the acquisition of AEL Industries, Inc. (AEL). These liabilities were established for employee severance, relocation costs, facility closing-related costs, and other miscellaneous liabilities. No adjustments to these liabilities were recorded during the quarter.

TRACOR

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

Approximately 73% of the products, systems, and services of Tracor, Inc. and its subsidiaries (Tracor or the Company) are sold to the U.S.
Department of Defense (DOD) through direct contracts or through subcontracts with other
U.S. government contractors. Beginning in the mid-1980s, the defense industry in general was negatively impacted by the perceived reduction of threats from the former Soviet Union and eastern European countries and, more recently, by competing demands upon the federal budget.
While this has resulted in a U.S. defense budget that has decreased in real dollars, adjusted for inflation, over the last decade, it has recently begun to stabilize. A major portion of the Company's DOD sales are funded by the operations and maintenance segment of the defense budget in areas which are among today's top priorities. This segment has declined less than other segments of the budget as readiness priorities have emerged. It is now the largest segment of the defense budget and is projected to comprise more than one-third of the defense budget over the next decade. The electronic content of the operations and maintenance segment, as well as the procurement portion of the budget, is expected to experience a modest increase over this same time frame. Tracor's ability to benefit from this upturn is enhanced by its substantial position in the electronic warfare, mission planning, and imagery markets.

Budget reductions have also driven the DOD and other U.S. government agencies to pursue products and services which rapidly improve their operating efficiency. This, in turn, has triggered a substantial increase in the demand for state-of-the-art computer equipment and software systems and major change in the government's method for acquiring information technology, moving to large government-wide acquisition contract vehicles. Following the acquisition of Cordant, the Company formed Tracor Information Systems Company, by uniting
Cordant, Quality Systems, Inc. and the Software Center of Excellence.
This consolidation strengthens Tracor's ability to effectively address the rapidly growing information technology market for both DOD and nondefense customers. Information systems has been the fastest growing business area within Tracor.

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

Financial Condition

Working capital was $142.4 million at March 31, 1997, up from $140.4 million at December 31, 1996. The ratio of current assets to current liabilities was 1.9 at March 31, 1997, compared to 1.8 at December 31,
1996.  Cash from operating activities increased over the prior year.
Cash used in operating activities in the prior year was due to the timing of changes in accounts receivable, inventories, and accounts payable. Such changes included increases in program and spare parts inventories and decreases in accounts payable due to subcontractor progress payments and funding of insurance programs. The current year increase in accounts receivable is due to the timing of billings and collections and is expected to be temporary. Cash from operations funded a scheduled debt payment of $5.6 million during the quarter.

On March 14, 1997, Tracor completed the Offering of the New Notes and entered into the New Bank Credit Facility. The Offering resulted in proceeds of $249 million and $42 million was borrowed under the New
Bank Credit Facility at the time of the refinancing. These proceeds were used to retire the Old Notes plus accrued interest ($114 million), retire the existing bank credit facility plus accrued interest ($160.3 million), pay a $7.5 million premium to retire the Old Notes and pay approximately $6.6 million of debt issuance costs.
The Company repaid the $42 million borrowed under the New Bank Credit
Facility prior to the end of the quarter.

At March 31, 1997, the Company had outstanding letters of credit of approximately $41.5 million, leaving $158.5 million available under the $200 million New Bank Credit Facility. Existing letters of credit secure performance commitments on certain contracts with foreign customers and serve as collateral for certain insurance policies.

At March 31, 1997, the Company had firm backlog, which includes funded and unfunded contractual commitments, of $1.1 billion, as compared to $1.0 billion at December 31, 1996. Approximately 79% of firm backlog represents contracts with agencies of the U.S. government or its prime contractors, and about 75% is expected to be earned within one year.
In addition, the Company's backlog of unexercised contract options on U.S. government contracts was $1.7 billion at March 31, 1997, compared to $1.6 billion at December 31, 1996.

The Company's operations typically do not require large capital expenditures, and there were no material capital commitments at March
31, 1997. Capital expenditures incurred during the quarter were $5.3 million.

Cash from continuing operations and amounts available under the $200 million New Bank Credit Facility will provide the necessary resources to allow the Company to meet its obligations, fund capital equipment requirements, and pursue its business strategy. In addition, the long-term debt refinancing has provided the Company with the financial flexibility to pursue further acquisitions in the ongoing U.S. defense industry consolidation.

Results of Operations

Three Months Ended March 31, 1997, Versus Three Months Ended March 31,
1996

Sales and earnings before interest, income taxes, and extraordinary loss increased 30% and 34%, respectively, compared to the first quarter of 1996.
Approximately 63% of the increase in sales is attributable to companies acquired during 1996, primarily AEL Industries, Inc. (AEL) and Cordant Holdings, Inc. (Cordant). Excluding the results of acquired companies, Tracor experienced sales growth of 11.5% over the prior due to increased sales throughout the Company, primarily on engineering services contracts and several new programs, including an intelligence contract, an aircraft modification contract, and a foreign contract for the production of sub-scale drones. The overall increase in the sales base and cost savings realized from the acquisition of AEL resulted in a decrease in selling, general, and administrative expenses as a percent of sales from 11.9% in 1996 to 10.7% in 1997.
Acquired companies contributed 15% of the increase in earnings before interest, income taxes, and extraordinary loss and the remainder is due to improved margins on sales of automatic test equipment and the increased sales mentioned above.

Interest expense increased 22% compared to the first quarter of 1996.
The additional term debt borrowed in conjunction with the AEL acquisition on February 22, 1996, resulted in increased average term debt balances and increased amortization expense of debt issuance costs in 1997. Although the refinancing of long-term debt is expected to reduce total interest expense for 1997 compared to the prior year, the transaction occurred late in the first quarter and such effects have not yet been realized. The remainder of the increase is due to accrued interest expense on contract advance payments and reduced investment interest income.

The effective tax rate increased from 44.3% to 46.4% due to the increase in nondeductible goodwill amortization expense resulting from the AEL and Cordant acquisitions.

The extraordinary loss recorded in the first quarter of 1997 is a one-time charge related to the retirement of long-term debt and is comprised of $9.6 million write-off of unamortized debt issuance costs, $7.5 million premium to retire the Old Notes, net of an income tax benefit of $7.1 million.

TRACOR

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits.

         11. Statement regarding computation of net income per common and common equivalent share.


                                 TRACOR

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	Tracor, Inc.

Date:     May 14, 1997                By: /S/ Robert K. Floyd
                                           --------------------
                                           Robert K. Floyd
                                           Vice President and
                                            Chief Financial Officer


