Form 10-Q
period 1997-06-30
TRACOR INC /DE
filed 1997-08-14
CIK 829221

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1997

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes   X   No ____

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
   PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
   Yes ____  No ____

   APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                     Common stock 24,915,574 shares

   PART I - FINANCIAL INFORMATION
   Item 1.  Financial Statements
                                  TRACOR
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                               June 30,        December 31,
                                                 1997              1996
                                             ------------      ------------
                                              (Unaudited)        (Audited)
      ASSETS                               (in thousands, except share data)

   Current assets:
      Cash and cash equivalents                  $ 12,317        $ 36,758
      Accounts receivable                         242,930         222,899
      Inventories                                  12,388          12,456
      Assets held for sale                          3,530           3,530
      Prepaid expenses and other                   21,874          15,792
      Restricted cash                               5,000           1,750
      Deferred income taxes                        26,829          26,829
                                                 --------        --------
         Total current assets                     324,868         320,014

   Property, plant, and equipment, net            118,071         117,463
   Goodwill, net                                  234,214         236,047
   Other intangibles, net                          10,434          12,947
   Restricted cash                                 22,289          30,094
   Prepaid pension costs                           10,225          14,980
   Deferred charges and other assets               10,158          13,409
                                                 --------        --------
   Total assets                                  $730,259        $744,954
                                                 ========        ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
      Accounts payable and accrued liabilities   $166,589        $154,872
      Current portion of long-term debt             5,568          24,712
                                                 --------        --------
         Total current liabilities                172,157         179,584

   Long-term debt, less current portion           278,978         292,172

   Deferred revenue                                10,870          15,625
   Other long-term liabilities                     33,849          34,656

   Shareholders' equity:
      Preferred stock, par value $.01 per
       share: 1,000,000 shares authorized;
       no shares issued or outstanding                --             --
      Common stock, par value $.01 per share:
       53,000,000 shares authorized;
       shares issued and outstanding:
       24,895,187 net of 11,346 shares in
       treasury in 1997 and 24,754,303 net
       of 3,411 shares in treasury in 1996            249            247
      Additional capital paid in                  126,535        125,839
      Retained earnings                           107,621         96,831
                                                 --------       --------
           Total shareholders' equity             234,405        222,917
                                                 --------       --------

   Total liabilities and shareholders' equity    $730,259       $744,954
                                                 ========       ========

   See notes to unaudited condensed consolidated financial statements.

                                  TRACOR
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                (Unaudited)

                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                       ---------------------     -------------------
                                        1997           1996       1997         1996
                                        ----           ----       ----         ----
                                         (in thousands, except per share amounts)

   Net sales                            $312,667   $267,372     $610,131    $496,419
   Cost of sales                         253,196    216,097      492,839     398,435
                                        --------   --------     --------    --------
      Gross profit                        59,471     51,275      117,292      97,984

   Selling, administrative,
    and general expenses                  33,679     29,565       65,385      56,827
                                        --------   --------     --------    --------

      Earnings before interest,
       income taxes, and
       extraordinary loss                 25,792     21,710       51,907      41,157

   Interest expense, net                   6,186      7,127       13,138      12,810
                                        --------    -------     --------    --------

      Income before income taxes and
       extraordinary loss                 19,606     14,583       38,769      28,347

   Income taxes                            9,095      6,586       17,994      12,689
                                        --------    -------     --------    --------

      Income before extraordinary loss    10,511      7,997       20,775      15,658

   Extraordinary loss from early
    extinguishment of debt, net of
    income tax benefit of $7,084              -          -         9,985          -
                                        --------   --------     --------    --------

   Net income                           $ 10,511   $  7,997     $ 10,790    $ 15,658
                                        ========   ========     ========    ========

   Net income per common and
    common equivalent share:
      Income before extraordinary
       loss                                 $.39       $.34         $.77        $.66
      Extraordinary loss                      -          -          (.37)         -
                                            ----       ----         ----        ----

       Net income                           $.39       $.34         $.40        $.66
                                            ====       ====         ====        ====

   See notes to unaudited condensed consolidated financial statements.

                                  TRACOR
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                     -----------------------
                                                      1997             1996
                                                      ----             ----
                                                         (in thousands)

   Operating activities:
      Net income                                      $ 10,790     $ 15,658
      Adjustments to reconcile net income to net
       cash provided by operating activities:
        Extraordinary loss from early
         extinguishment of debt, net of
         income tax benefit                              9,985           -
        Depreciation of property, plant, and
         equipment                                       9,113        8,533
        Amortization of goodwill                         4,595        2,602
        Amortization of other intangibles                2,435        2,821
        Decrease in prepaid pension costs                4,755        4,476
        Decrease in debt issuance costs                    910        1,465
        Decrease in deferred revenue                    (4,755)      (4,476)
        Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable    (20,681)       8,602
         Increase in inventories and prepaid expenses   (2,188)      (7,796)
         Increase (decrease) in accounts payable and
          accrued expenses                               4,757       (6,764)
         Increase in accrued income taxes               11,325        5,605
         Increase in other, net                         (1,929)        (938)
                                                      --------     --------

         Net cash provided by operating activities      29,112       29,788

   Investing activities:

      Purchases of property, plant, and equipment       (9,732)      (6,322)
      Acquisition of businesses, net of cash acquired   (3,010)    (108,287)
                                                       -------     --------
         Net cash used in investing activities         (12,742)    (114,609)

   Financing activities:

      Payments of long-term debt and revolving
       credit facility                                (331,211)     (89,894)
      Proceeds from issuance of long-term debt and
       revolving credit facility                       304,105      180,000
      Payment of premium to retire long-term debt       (7,504)          -
      Payment of debt issuance costs                    (6,749)      (5,191)
      Payment of stock issuance costs                       -        (1,518)
      Exercise of stock options and Series A warrants      548          450
                                                      --------     --------

         Net cash provided by (used in)
          financing activities                         (40,811)      83,847

         Decrease in cash and cash equivalents         (24,441)        (974)

   Cash and cash equivalents at beginning of period     36,758       59,478
                                                      --------     --------
   Cash and cash equivalents at end of period         $ 12,317     $ 58,504
                                                      ========     ========

   See notes to unaudited condensed consolidated financial statements.

   TRACOR
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   June 30, 1997

   Note A -- Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements of Tracor, Inc. (Tracor or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the quarter and the six-month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of December 31, 1996.

   Note B -- Income Taxes

   The effective income tax rate for the quarter and the six-month period ended June 30, 1997, is based on the expected annual rate for federal, state, and foreign income taxes.

   Note C -- Net Income Per Common and Common Equivalent Share

   Primary and fully diluted net income per share amounts for the quarter and the six-month period ended June 30, 1997, are computed in accordance with the treasury stock method using the weighted average common shares outstanding and equivalents assuming the exercise of all outstanding dilutive warrants and options for common shares. The weighted average common and common equivalent shares used in the fully diluted calculation were 26,883,000 for the quarter and 26,873,000 for the six-month period ended
   June 30, 1997. For both periods presented, the primary and fully diluted net income per share calculations yielded the same amount.

      Recently Issued Accounting Standards

   In February 1997, the Financial Accounting Standards Board issued
   Statement No. 128, Earnings per Share, which is required to be adopted for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the presentation of primary earnings per share is replaced with a presentation of basic earnings per share, the calculation of which excludes the dilutive effect of common stock equivalents. The impact is expected to result in a basic earnings per share before extraordinary loss for the quarters ended June 30, 1997, and 1996, of $.42 and $.51, respectively, or an increase of $.03 and $.17, respectively, over the currently disclosed primary earnings per share. Basic earnings per share before extraordinary loss for the six-month periods ended June 30, 1997, and 1996, are expected to be $.84 and $1.05, respectively, or an increase of $.07 and $.39, respectively, over the currently disclosed primary earnings per share. There is no impact on the fully diluted earnings per share calculation for the quarter and the six-month period ended June 30, 1997, or for the quarter ended June
   30, 1996; however, the impact of Statement No. 128 on the six-month period ended June 30, 1996, is an increase of $.02.

   Note D -- Long-term Debt

   On February 14, 1997, Tracor commenced a tender offer to purchase for cash up to the entire $115,947,000 outstanding principal amount of its 10 7/8% Senior Subordinated Notes due 2001 (Old Notes) and a related solicitation of consents to modify certain other terms of the indentures under which the Old Notes were issued. On February 17, 1997, the Company also commenced a private placement offering (Offering) of $250 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due 2007 (New Notes). The Offering was conditioned upon receipt of consents and tenders representing at least a majority in aggregate principal amount of Old Notes outstanding. On March 14, 1997, Tracor consummated the tender offer and purchased for cash $112,891,000 of Old Notes. On July 14, 1997, Tracor issued a notice of redemption for the remaining $3,056,000 of Old Notes. Under the terms of the indenture, Tracor will redeem the notes on August 15, 1997, at a redemption price of 104.661%. Upon completion of the Offering, the Company also refinanced its outstanding indebtedness under its existing bank agreement and entered into a new bank credit facility (New Bank Credit Facility) providing for a five-year revolving credit facility in the initial principal amount of $200 million.

   Interest on the New Notes is payable semiannually commencing September 1, 1997. The New Notes are redeemable in whole or in part at the option of the Company on or after March 1, 2002, at specified redemption prices.
   In addition, prior to March 1, 2000, the Company, at its option, may redeem certain percentages of the aggregate principal amount of the New Notes with the net cash proceeds of one or more public equity offerings at specified redemption prices. The New Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company. The New Notes were subject to a registration rights agreement, pursuant to which Tracor filed a registration statement on April 1, 1997, and exchanged the New Notes for identical registered senior subordinated notes of the Company.

   The New Bank Credit Facility is subject to commitment reductions of $25 million on February 28, 2000, and $50 million on February 28, 2001. Certain mandatory prepayments are also required. All of Tracor's stock in certain of its domestic, wholly owned subsidiaries is pledged under the New Bank Credit Facility, and all borrowings are guaranteed by such subsidiaries.

   The New Bank Credit Facility bears interest at Tracor's option either at the lender's base rate plus up to .75% or the eurodollar rate plus .625% to 1.75% in each case based on certain financial ratios, as defined. Interest on base rate loans is payable quarterly, and interest on eurodollar loans is payable at the end of the applicable interest period or every three months in the case of interest periods in excess of three months. A commitment fee ranging from .25% to .375% per annum is charged on the unused revolving loans and is payable quarterly in arrears. Each letter of credit bears customary fees and administrative charges. At June 30, 1997, the Company had outstanding letters of credit totaling $39 million relating to commitments for performance on certain contracts with foreign customers and as collateral on certain insurance policies.

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

   The purchase of the Old Notes in the first quarter resulted in an extraordinary charge of approximately $10.0 million, net of an income tax benefit of $7.1 million, consisting of $7.5 million premium to retire the Old Notes and a $9.6 million write-off of unamortized debt issuance costs. The redemption of the remaining Old Notes in the third quarter is expected to result in an extraordinary charge of approximately
   $83,300, consisting of a $142,400 premium to retire the Old Notes net of an income tax benefit of $59,100.

   Note E -- Acquisitions

   During the second quarter of 1997, a payment of $5.3 million was made on the $26.5 million note payable issued as consideration in the acquisition of Cordant Holdings, Inc. (Cordant). The $21.2 million remaining balance of this note is payable upon the resolution of a former Cordant minority shareholder's lawsuit. The $5 million promissory note also issued in the acquisition is related to indemnification claims and is payable June 30, 1998. Both promissory notes are supported by irrevocable standby letters of credit which are fully collateralized by cash escrow deposits. The $5 million promissory note and an equal amount of the restricted cash are recorded as current portion of long-term debt and current restricted cash, respectively. The remaining promissory note and restricted cash are classified as long-term.

   For each of the major acquisitions completed in 1996, Tracor recorded estimated liabilities related to the planned elimination of certain duplicative corporate functions and the consolidation of operating facilities. Estimated liabilities totaling $2.9 million for employee severance and excess facilities costs were established related to the Cordant acquisition. As of June 30, 1997, approximately $914,000 of such costs have been incurred. Approximately $4.9 million of costs has been incurred related to the estimated liabilities of $6 million established in conjunction with the acquisition of AEL Industries, Inc. (AEL). These liabilities were established for employee severance, relocation costs, facility closing-related costs, and other miscellaneous liabilities. No adjustments to these liabilities were recorded during the quarter.


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Business Environment

   Approximately 73% of the products, systems, and services of Tracor, Inc. and its subsidiaries (Tracor or the Company) are sold to the U.S. Department of Defense (DOD) through direct contracts or through subcontracts with other U.S. government contractors. Beginning in the mid-1980s, the defense industry in general was negatively impacted by the perceived reduction of threats from the former Soviet Union and eastern European countries and, more recently, by competing demands upon the federal budget. While this has resulted in a U.S. defense budget that has decreased in real dollars, adjusted for inflation, over the last decade, it has recently begun to stabilize. A substantial portion of the Company's DOD sales are funded by the operations and maintenance segment of the defense budget in areas which are among today's top priorities. This segment has declined less than other segments of the budget as readiness priorities have emerged. It is now the largest segment of the defense budget and is projected to comprise more than one-third of the defense budget over the next decade. The electronics content of the operations and maintenance segment, as well as the procurement portion of the budget, is expected to experience a modest increase over this same time frame. Tracor's ability to benefit from this upturn is enhanced by its substantial positions in the electronic warfare, mission planning, and imagery markets.

   Budget reductions have also driven the DOD and other U.S. government agencies to pursue products and services which rapidly improve their operating efficiency. This, in turn, has triggered a substantial increase in the demand for state-of-the-art computer equipment and software systems and major change in the government's method for acquiring information technology, moving to large government-wide acquisition contract vehicles. Following the acquisition of Cordant, the Company formed Tracor Information Systems Company, by uniting Cordant, Quality Systems, Inc. and the Software Center of Excellence. During the quarter, these information technology business units were united with Tracor's GDE Systems, Inc. to further strengthen the Company's ability to effectively address the rapidly growing information technology market for both DOD and nondefense customers. Information systems has been the fastest growing business area within Tracor.

   The contraction of the defense budget in recent years and the resulting excess capacity and increase in competition for contracts among defense companies have resulted in a major consolidation in the industry. Through internal growth and several acquisitions, the Company has substantially increased its revenue base. It has also reduced combined overhead costs through staff reductions, facilities consolidations, process improvements, and the elimination of certain other duplicative costs. These efficiencies and increased revenue base have enhanced Tracor's cost competitiveness in bidding on new contracts and recompetes of existing contracts. While acquisition price expectations have increased, management believes the ongoing consolidation within the defense industry will continue to present opportunities for additional selected acquisitions at prices which meet the Company's objectives.

   While the long-term impact of changes in the defense budget and the industry consolidation cannot be predicted with certainty, management believes the Company is well positioned to continue to leverage its strengths and successes in systems engineering, information systems, and aerospace products for the U.S. defense and intelligence marketplaces and increase its ongoing diversification efforts into foreign defense markets, nondefense U.S. government markets, and selected commercial markets.

   Financial Condition

   Working capital was $152.7 million at June 30, 1997, up from $140.4 million at December 31, 1996, due primarily to the reduction in the current portion of long-term debt as the result of the debt refinancing. The ratio of current assets to current liabilities was 1.9 at June 30, 1997, compared to 1.8 at December 31, 1996. Cash generated from operating activities decreased slightly compared to the same period in the prior year. The current year increase in accounts receivable is due to the timing of billings and collections and is expected to be temporary. Prior year decreases in accounts receivable were the result of increased billings and collections associated with contract deliveries. Increases in accounts payable and accrued liabilities and accrued taxes payable are due to the timing of payments and are expected to be temporary.

   Investing activities for the six-month period included the acquisition of the Visual Information Technology (VITec) division from Connectware, Inc. for $2.5 million and the payment of approximately $400,000 to complete the prior year acquisition of Aerial Data Reduction Associates, Inc. Capital expenditures incurred during the six-month period were $9.7 million. The Company's operations typically do not require large capital expenditures, and there were no material capital commitments at June 30, 1997.

   On March 14, 1997, Tracor completed the Offering of the New Notes and entered into the New Bank Credit Facility. The Offering resulted in proceeds of $249 million and $42 million was borrowed under the New Bank Credit Facility at the time of the refinancing. These proceeds were used to retire the Old Notes plus accrued interest ($114 million), retire the existing bank credit facility plus accrued interest ($160.3 million), pay a $7.5 million premium to retire the Old Notes, and pay approximately $6.7 million of debt issuance costs. The Company repaid the $42 million borrowed under the New Bank Credit Facility prior to the end of the first quarter. Borrowings under the facility during the second quarter, $13.1 million, were repaid prior to June 30, 1997.

   At June 30, 1997, the Company had outstanding letters of credit of approximately $39 million, leaving $161 million available under the $200 million New Bank Credit Facility. Existing letters of credit secure performance commitments on certain contracts with foreign customers and serve as collateral for certain insurance policies.

   At June 30, 1997, Tracor had firm backlog, which includes funded and unfunded contractual commitments, of $1.1 billion, as compared to $1.0 billion at December 31, 1996. Approximately 79% of firm backlog represents contracts with agencies of the U.S. government or its prime contractors, and about 66% is expected to be earned within one year. In addition, the Company's backlog of unexercised contract options on U.S. government contracts was $2.0 billion at June 30, 1997, compared to $1.6 billion at December 31, 1996.

   Cash from continuing operations and amounts available under the $200 million New Bank Credit Facility will provide the necessary resources to allow the Company to meet its obligations, fund capital equipment requirements, and pursue its business strategy. In addition, the long-term debt refinancing completed in the first quarter has provided the Company with the financial flexibility to pursue further acquisitions in the ongoing U.S. defense industry consolidation.


   Results of Operations

   Quarter and Six-Month Period Ended June 30, 1997, Versus Quarter and Six-Month Period Ended June 30, 1996

   Sales for the quarter and the six-month period ended June 30, 1997, increased 17% and 23%, respectively, over the same periods in the prior year. Approximately 70% of the increase for the quarter and 66% of the increase for the six-month period are attributable to companies acquired during 1996. Excluding the results of acquired companies, sales increased 5% for the quarter and 8% for the six-month period due primarily to increased activity or new contracts for information systems, systems engineering, and several aircraft programs, including C-38A aircraft, MD-95 commercial aircraft structures, and sub-scale target drones.

   Earnings before interest, taxes, and extraordinary loss increased 19% for the quarter due to increased sales and improved profits on information systems and aircraft programs, including C-38A aircraft, MD-95 commercial aircraft structures, and sub-scale target drones. The increase for the six-month period, 26%, is attributable to increases in the same areas, as well as improved profits on systems engineering contracts.

   Interest expense for the quarter ended June 30, 1997, decreased 13% compared to the second quarter of 1996. The debt refinancing completed late in the first quarter resulted in decreased interest and amortization expense of deferred loan costs of $1.9 million. This decrease was offset by interest expense on contract advance payments of $320,000 and reduced investment interest income of $630,000 compared to the prior year. Interest expense for the six-month period ended June 30, 1997, was slightly higher than the prior period in 1996 due to higher average term debt balances before the refinancing was completed in March 1997. In addition, interest expense on contract advance payments increased in the first quarter of 1997 and investment interest income declined.

   The effective tax rate for the quarter and the six-month period increased from approximately 45% in 1996 more than 46% in 1997 due to the increase in nondeductible goodwill amortization expense resulting from the AEL and Cordant acquisitions in 1996.

   The extraordinary loss recorded in the first quarter of 1997 is a charge related to the early retirement of long-term debt and is comprised of a $9.6 million write-off of unamortized debt issuance costs and a $7.5 million premium to retire the Old Notes, net of an income tax benefit of $7.1 million.


   PART II - OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders

   The annual meeting of shareholders of the Corporation was held on April 22, 1997. A brief description of the matters voted upon at the meeting and the number of votes cast for, against or withheld, abstentions, and broker non-votes is hereafter displayed.

   1.  Election of Directors

             Director       Votes        Votes        Broker
               Name          For        Withheld     Non-votes
            ---------    ----------     --------     ---------
            W. Conway    17,236,937      10,462      7,525,292
            B. Marbut    17,236,806      10,593      7,525,292

   2. Amendment of the 1995 Stock Plan for Employees of Tracor, Inc. and Subsidiaries to increase the number of shares to be issued under the plan from 1,000,000 to 2,000,000

              Votes         Votes        Votes        Broker
               For         Against     Abstained     Non-votes
            ----------    ---------    ---------     ---------
            14,638,744    2,593,057      15,598      7,525,292

   3. Ratification of the selection by the Board of Directors of Ernst & Young LLP as independent auditors for 1997

              Votes         Votes        Votes        Broker
               For         Against     Abstained     Non-votes
            -----------   ---------    ---------     ---------
             17,230,666       6,225      10,508      7,525,292


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

                                             Tracor, Inc.



   Date:     August 14, 1997                 By:  /s/ Robert K. Floyd
                                                  -----------------------
                                                  Robert K. Floyd
                                                  Vice President and
                                                  Chief Financial Officer