Form 10-Q
period 1997-09-30
TRACOR INC /DE
filed 1997-11-14
CIK 829221

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X              No ___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
 Yes ___            No ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

 Common stock 25,061,277 shares

 PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements
                                        TRACOR
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                             September 30,     December 31,
                                                 1997              1996
                                            --------------    --------------
                                              (Unaudited)        (Audited)
           ASSETS                          (in thousands, except share data)
 Current assets:
  Cash and cash equivalents                  $  2,241           $ 36,758
  Accounts receivable                         256,959            222,899
  Inventories                                  13,062             12,456
  Assets held for sale                          3,530              3,530
  Prepaid expenses and other                   22,371             15,792
  Restricted cash                               5,000              1,750
  Deferred income taxes                        26,829             26,829
                                             --------           --------
   Total current assets                       329,992            320,014

 Property, plant, and equipment, net          118,342            117,463
 Goodwill, net                                233,358            236,047
 Other intangibles, net                         9,246             12,947
 Restricted cash                               22,693             30,094
 Prepaid pension costs                          7,848             14,980
 Deferred charges and other assets             12,999             13,409
                                             --------           --------
 Total assets                                $734,478           $744,954
                                             ========           ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
  Accounts payable and accrued
   liabilities                               $157,332           $154,872
  Current portion of long-term debt             5,569             24,712
                                             --------           --------
   Total current liabilities                  162,901            179,584
 Long-term debt, less current portion         287,978            292,172

 Deferred revenue                               8,493             15,625
 Other long-term liabilities                   28,725             34,656

 Shareholders' equity:
  Preferred stock, par value $.01 per
   share: 1,000,000 shares authorized;
   no shares issued or outstanding                 --                 --
  Common stock, par value $.01 per share:
   53,000,000 shares authorized;
   shares issued and outstanding:
   25,010,274 net of 13,459 shares in
   treasury in 1997 and 24,754,303 net
   of 3,411 shares in treasury in 1996            250                247
  Additional capital paid in                  127,321            125,839
  Retained earnings                           118,810             96,831
                                             --------           --------
    Total shareholders' equity                246,381            222,917
                                             --------           --------

 Total liabilities and shareholders' equity  $734,478           $744,954
                                             ========           ========


See notes to unaudited condensed consolidated financial statements.

                                       TRACOR
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                    September 30,
                                                    ---------------------           -----------------------
                                                     1997           1996             1997            1996
                                                     ----           ----             ----            ----
                                                           (in thousands, except per share amounts)


 Net sales                                          $320,791 	  $255,994     	       $930,922     $752,413
 Cost of sales                                       265,439     198,408              758,278      596,843
                                                    --------    --------             --------     --------
   Gross profit                                       55,352      57,586              172,644      155,570
 Selling, administrative, and general expenses        30,942      30,728               96,327       87,555
                                                    --------    --------             --------     --------

   Earnings before interest, income
    taxes, and extraordinary loss                     24,410  	   26,858               76,317       68,015
 Interest expense, net                                 6,052       6,612               19,190 	     19,422
                                                    --------    --------             --------     --------
   Income before income taxes and
    extraordinary loss                                18,358  	   20,246	              57,127       48,593
 Income taxes                                          7,008       8,940               25,002       21,629
                                                    --------    --------             --------     --------

   Income before extraordinary loss                   11,350      11,306	              32,125       26,964
 Extraordinary loss from early
  extinguishment of debt, net of
  income tax benefit                                     161          --  	            10,146           --
                                                    --------    --------             --------     --------

 Net income                                         $ 11,189    $ 11,306             $ 21,979     $ 26,964
                                                    ========    ========             ========     ========


 Net income per common and common equivalent share:
   Primary:
     Income before extraordinary loss                   $.42        $.43 	              $1.20   	    $1.10
     Extraordinary loss                                 (.01)         --                 (.38)          --
                                                        ----        ----                -----        -----
     Net income                                         $.41        $.43                $ .82        $1.10
                                                        ====        ====                =====        =====


   Fully diluted:
     Income before extraordinary loss                   $.42        $.43                $1.19  	     $1.09
     Extraordinary loss                                 (.01)         --                 (.38) 	        --
                                                        ----        ----                -----        -----
     Net income                                         $.41        $.43                $ .81        $1.09
                                                        ====        ====                =====        =====


 See notes to unaudited condensed consolidated financial statements.

                                  TRACOR
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                        -----------------------
                                                         1997             1996
                                                         ----             ----
                                                             (in thousands)

 Operating activities:
  Net income                                             $ 21,979     $ 26,964
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Extraordinary loss from early extinguishment of
      debt, net of income tax benefit                      10,146           --
     Depreciation of property, plant, and
      equipment                                            13,823       13,280
     Amortization of goodwill                               6,855        4,179
     Amortization of other intangibles                      3,654        4,246
     Decrease in prepaid pension costs                      7,132        6,714
     Decrease in debt issuance costs                        1,107        2,334
     Decrease in deferred revenue                          (7,132)      (6,714)
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable    	    (30,800)       8,755
       Increase in inventories and prepaid expenses	         (229)      (4,997)
       (Increase) decrease in recoverable income taxes     (4,065)          52
       Increase (decrease) in accounts payable and
        accrued expenses                                    6,176      (15,958)
       Increase in other, net                              (4,811)        (519)
                                                           ------       ------
   Net cash provided by operating activities               23,835       38,336

 Investing activities:
   Purchases of property, plant, and equipment            (14,155)	    (11,172)
   Proceeds from sale of property, plant, and equipment        66       13,397
   Acquisition of businesses, net of cash acquired	       (12,639)    (166,020)
   Other investing activities                                (413)	         --
                                                           ------      -------
     Net cash used in investing activities                (27,141)    (163,795)

 Financing activities:
   Payments of long-term debt and revolving
    credit facility                                      (376,925)     (99,735)
   Proceeds from issuance of long-term debt and
    revolving credit facility                             358,805      180,000
   Payment of premium to retire long-term debt             (7,646)          --
   Payment of debt issuance costs                          (6,764)      (5,191)
   Proceeds from stock offering, net                           --       48,224
   Exercise of stock options and Series A warrants          1,319          450
                                                          -------      -------
     Net cash provided by (used in)
      financing activities                                (31,211)     123,748
                                                          -------      -------

     Decrease in cash and cash equivalents                (34,517)      (1,711)

 Cash and cash equivalents at beginning of period          36,758       59,478
                                                          -------      -------

 Cash and cash equivalents at end of period              $  2,241     $ 57,767
                                                         ========     ========


 See notes to unaudited condensed consolidated financial statements.

 TRACOR
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 1997

 Note A -- Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements of Tracor, Inc. (Tracor or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the quarter and the nine-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of December 31, 1996.

 Note B -- Income Taxes

 As of September 30, 1997, the expected effective annual rate for federal, state, and foreign income taxes was lowered to 42.1%, down from 45.9% at June 30, 1997, due to a favorable settlement with taxing authorities and tax savings realized upon export sales. As a result the effective rate for the quarter and the nine-month period is 38.2% and 43.8%, respectively. The effective tax rates for 1997 are also affected by an increase in nondeductible amortization expense of goodwill related to acquisitions completed in 1996.

 Note C -- Net Income Per Common and Common Equivalent Share

 Primary and fully diluted net income per share amounts for the quarter and the nine-month period ended September 30, 1997, are computed in accordance with the treasury stock method using the weighted average common shares outstanding and equivalents assuming the exercise of all outstanding dilutive warrants and options for common shares. The weighted average common and common equivalent shares used in the fully diluted calculation were 27,110,000 for the quarter and 27,081,000 for the nine-month period ended September 30, 1997.

   Recently Issued Accounting Standards

 In February 1997, the Financial Accounting Standards Board issued Statement
 No. 128, Earnings per Share, which is required to be adopted for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the presentation of primary earnings per share is replaced with a presentation of basic earnings per share, the calculation of which excludes the dilutive effect of common stock equivalents. The impact is expected to result in a basic earnings per share before extraordinary loss for the quarters ended September 30, 1997, and 1996, of $.46 for both quarters, or an increase of $.04 and $.03, respectively, over the presently disclosed primary earnings per share. Basic earnings per share before extraordinary loss for the nine-month periods ended September 30, 1997, and 1996, are expected to be $1.29 and $1.49, respectively, or an increase of $.09 and $.39, respectively, over the presently disclosed primary earnings per share. There is no impact on the fully diluted earnings per share calculation for the quarters ended September 30, 1997, and 1996; however, the impact of Statement No. 128 on the nine-month periods ended September 30, 1997, and 1996, is an increase of $.01 and $.02, respectively.

 Note D -- Long-term Debt

 On February 14, 1997, Tracor commenced a tender offer to purchase for cash up to the entire $115,947,000 outstanding principal amount of its 10 7/8% Senior Subordinated Notes due 2001 (Old Notes) and a related solicitation of consents to modify certain other terms of the indentures under which the Old Notes were issued. On February 17, 1997, the Company also commenced a private placement offering (Offering) of $250 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due 2007 (New Notes). The Offering was conditioned upon receipt of consents and tenders representing at least a majority in aggregate principal amount of Old Notes outstanding. On March 14, 1997, Tracor consummated the tender offer and purchased for cash $112,891,000 of Old Notes. On July 14, 1997, Tracor issued a notice of redemption for the remaining $3,056,000 of Old Notes and redeemed such notes on August 15, 1997, at a redemption price of 104.661%. Upon completion of the Offering, the Company also refinanced its outstanding indebtedness under its existing bank agreement and entered into a new bank credit facility (New Bank Credit Facility) providing for a five-year revolving credit facility in the initial principal amount of $200 million.

 Interest on the New Notes is payable semiannually commencing September 1, 1997. The New Notes are redeemable in whole or in part at the option of the Company on or after March 1, 2002, at specified redemption prices. In addition, prior to March 1, 2000, the Company, at its option, may redeem certain percentages of the aggregate principal amount of the New Notes with the net cash proceeds of one or more public equity offerings at specified redemption prices. The New Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company. The New Notes were issued subject to a registration rights agreement, pursuant to which Tracor filed a registration statement on April 1, 1997, and exchanged the New Notes for identical registered 8 1/2% Senior Subordinated Notes due 2007 (Notes) of the Company.

 The New Bank Credit Facility is subject to commitment reductions of $25 million on February 28, 2000, and $50 million on February 28, 2001. Revolving borrowings may remain outstanding until the final maturity date of the facility except for the possibility of repayments being required by certain mandatory prepayment events. All of Tracor's stock in certain of its domestic, wholly owned subsidiaries is pledged under the New Bank Credit Facility, and all borrowings are guaranteed by such subsidiaries.

 The New Bank Credit Facility bears interest at Tracor's option either at the lender's base rate plus up to .75% or the eurodollar rate plus .625% to 1.75% in each case based on certain financial ratios, as defined. Interest on base rate loans is payable quarterly, and interest on eurodollar loans is payable at the end of the applicable interest period or every three months in the case of interest periods in excess of three months. A commitment fee ranging from .25% to .375% per annum is charged on the unused revolving loans and is payable quarterly in arrears. Each letter of credit bears customary fees and administrative charges. At September 30, 1997, the Company had outstanding letters of credit totaling $39.8 million relating to commitments for performance on certain contracts with foreign customers and as collateral on certain insurance policies.

 The New Bank Credit Facility and Notes contain covenants which, among other things, impose limitations and restrictions on the incurrence of additional indebtedness, capital expenditures, future mergers and acquisitions, sales of assets, and payment of dividends. In addition, Tracor is required to satisfy certain financial covenants relating to, among other matters, interest coverage, working capital, leverage, and net worth.

 The purchase of the Old Notes in the first quarter and redemption of the remaining Old Notes in the third quarter resulted in an extraordinary charge for the nine-month period of approximately $10.1 million, net of an income tax benefit of $7.1 million, consisting of $7.6 million premium to retire the Old Notes and a $9.6 million write-off of unamortized debt issuance costs.

 Note E -- Acquisitions

 During the second quarter of 1997, a payment of $5.3 million was made on the $26.5 million note payable issued as consideration in the acquisition of Cordant Holdings, Inc. (Cordant). The $21.2 million remaining balance of this note is payable upon the resolution of a former Cordant minority shareholder's lawsuit. The $5 million promissory note also issued in the acquisition is related to indemnification claims and is payable March 26, 1998. Both promissory notes are supported by irrevocable standby letters of credit which are fully collateralized by cash escrow deposits. The
 $5 million promissory note and an equal amount of the restricted cash are recorded as current portion of long-term debt and current restricted cash, respectively. The remaining promissory note and restricted cash are classified as long-term.

 For each of the major acquisitions completed in 1996, Tracor recorded estimated liabilities related to the planned elimination of certain duplicative corporate functions and the consolidation of operating facilities. Estimated liabilities totaling $2.9 million for employee severance and excess facilities costs were established related to the Cordant acquisition. As of September 30, 1997, approximately $1.4 million of such costs have been incurred. Approximately $5.4 million of costs has been incurred related to the estimated liabilities of $6 million established in conjunction with the acquisition of AEL Industries, Inc. (AEL). These liabilities were established for employee severance, relocation costs, facility closing-related costs, and other miscellaneous liabilities. No adjustments to these liabilities were recorded during 1997.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Business Environment

 Approximately 72% of the products, systems, and services of Tracor, Inc. and its subsidiaries (Tracor or the Company) are sold to the U.S. Department of Defense (DOD) through direct contracts or through subcontracts with other U.S. government contractors. Beginning in the mid-1980s, the defense industry in general was negatively impacted by the perceived reduction of threats from the former Soviet Union and eastern European countries and, more recently, by competing demands upon the federal budget. While this has resulted in a U.S. defense budget that has decreased in real dollars, adjusted for inflation, over the last decade, it has recently begun to stabilize. A substantial portion of the Company's DOD sales are funded by the operations and maintenance segment of the defense budget in areas which are among today's top priorities. This segment of the defense budget has declined less than other segments of the budget as readiness priorities have emerged. It is now the largest segment of the defense budget and is projected to comprise more than one-third of the defense budget over the next decade. The electronics content of the operations and maintenance segment, as well as the procurement portion of the budget, is expected to experience a modest increase over this same time frame. Tracor's ability to benefit from this upturn is enhanced by its substantial positions in the electronic warfare, imagery, and mission planning markets.

 Budget reductions have also driven the DOD and other U.S. government agencies to pursue products and services which rapidly improve their operating efficiency. This, in turn, has triggered a substantial increase in the demand for state-of-the-art computer equipment and software systems and major change in the government's method for acquiring information technology, moving to large government-wide acquisition contract vehicles. Following the acquisition of Cordant, the Company has aligned all of its information technology business units to form the Tracor Information Systems group to further strengthen the Company's ability to effectively address the rapidly growing information technology market for both DOD and nondefense customers. Information systems has been the fastest growing business area within Tracor.

 The contraction of the defense budget in recent years and the resulting excess capacity and increase in competition for contracts among defense companies have resulted in a major consolidation in the industry. Through internal growth and several acquisitions, the Company has substantially increased its revenue base. It has also reduced combined overhead costs through staff reductions, facilities consolidations, process improvements, and the elimination of certain other duplicative costs. These efficiencies and increased revenue base have enhanced Tracor's cost competitiveness in bidding on new contracts and recompetes of existing contracts. While acquisition price expectations have remained at high levels, management believes the ongoing consolidation within the defense industry will continue to present opportunities for additional selected acquisitions at prices which meet the Company's objectives.

 While the long-term impact of changes in the defense budget and the industry consolidation cannot be predicted with certainty, management believes the Company is well positioned to continue to leverage its strengths and successes in the areas of information systems, aerospace, and systems engineering for the U.S. defense and intelligence marketplaces and increase its ongoing diversification efforts into foreign defense markets, nondefense U.S. government markets, and selected commercial markets.

 Financial Condition

 Working capital was $167.1 million at September 30, 1997, up from $140.4 million at December 31, 1996, due primarily to the reduction in the current portion of long-term debt as the result of the debt refinancing. The ratio of current assets to current liabilities was
 2.0 at September 30, 1997, compared to 1.8 at December 31, 1996.
 Cash generated from operating activities decreased compared to the same period in the prior year. The current year increase in accounts receivable, which include unbilled costs and fees, is expected to be temporary and is due to the timing of billings and collections, as well as delay in the production start-up of several U.S. government contracts.
 For further discussion of delayed contracts, see Results of Operations.

 Investing activities for the nine-month period included the acquisition of the Visual Information Technology (VITec) division of Connectware, Inc.
 for $2.5 million, the acquisition of the Military Products Group of Calspan SRL Corporation for $9.6 million, and the payment of approximately $400,000 to complete the 1996 acquisition of Aerial Data Reduction Associates, Inc. Capital expenditures incurred during the nine-month period were $14.2 million. The Company's operations typically do not require large capital expenditures, and there were no material capital commitments at September 30, 1997.

 On March 14, 1997, Tracor completed the Offering of the New Notes and entered into the New Bank Credit Facility. The Offering resulted in proceeds of $249 million and $42 million was borrowed under the New Bank Credit Facility at the time of the refinancing. These proceeds were used to retire the Old
 Notes plus accrued interest ($114 million), retire the existing bank credit facility plus accrued interest ($160.3 million), pay a $7.6 million premium to retire the Old Notes, and pay approximately $6.7 million of debt issuance costs. The Company repaid the $42 million borrowed under the New Bank
 Credit Facility prior to the end of the first quarter. As of September 30, 1997, net borrowings under the Company's revolving credit facility amounted to $12.3 million.

 At September 30, 1997, the Company had outstanding letters of credit totalling approximately $39.8 million. Existing letters of credit secure performance commitments on certain contracts with foreign customers and serve as collateral for certain insurance policies.

 At September 30, 1997, Tracor had firm backlog, which includes funded and unfunded contractual commitments, of $1.0 billion, unchanged compared to backlog at December 31, 1996. Approximately 78% of firm backlog represents contracts with agencies of the U.S. government or its prime contractors, and about 66% is expected to be earned within one year.
 In addition, the Company's backlog of unexercised contract options, primarily on U.S. government contracts, was $2.0 billion at September 30, 1997, up from $1.6 billion at December 31, 1996.

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

 Results of Operations

 Quarter and Nine-Month Period Ended September 30, 1997, Versus Quarter and Nine-Month Period Ended September 30, 1996

 Sales increases over the prior year totaled 25% for the quarter and 24% for the nine-month period. Excluding the sales generated by acquired businesses, internal sales growth over the comparable periods was 15% for the third quarter and 10% for the nine-month period. This internal sales growth resulted primarily from various information systems and services contracts, a contract to provide special mission aircraft, a foreign sub-scale target drone contract, and other aerospace related contracts.

 Gross margins and operating margins were adversely affected in the third quarter of 1997 due to the delay in production start-ups in several U.S. government, DOD contracts listed below. Most of the issues causing the delays have been resolved, and production has begun in many of these programs.

     QF-4 full scale aerial targets. The exercise of the third production option for up to 36 targets under this previously awarded contract was delayed because of government funding considerations. Early in the fourth quarter, the U.S. Air Force awarded the option to Tracor to produce 24 QF-4s.

     Band 9/10 radar jamming transmitters for EA-6B aircraft. The production award was delayed due to an extended testing period. Testing was completed in the fourth quarter, and the production go-ahead was awarded in early November.

     MQM-107E sub-scale aerial targets. The production award is expected during the fourth quarter now that flight qualification testing has been successfully completed.

     AN/ALE-47 countermeasures dispenser systems, Lot IV-VII. Work on the program to produce countermeasures dispenser systems was halted following another bidder's protest of the initial award to Tracor. Resolution of this competitive procurement is expected in the fourth quarter of 1997 or the first quarter of 1998.

 Earnings before interest, income taxes, and extraordinary loss increased
 12% for the quarter, excluding the effect of a $2.1 million, or $.08 per share, nonrecurring gain in the third quarter of 1996 and earnings from acquired companies. The nonrecurring gain was due to a negotiated increase of $3.6 million to the price of a U.S. government contract for work performed prior to 1996. An increase of 18% in earnings before interest, income taxes, and extraordinary loss was realized in the nine-month period, excluding the effect of the nonrecurring gain and acquired companies. These earnings are attributed primarily to the increased sales discussed above.

 Interest expense decreased approximately $2.0 million for the quarter and $2.7 million for the nine-month period primarily as a result of the debt refinancing completed in the first quarter of 1997. These interest expense reductions were offset by decreased interest income of $1.5 million for the quarter and $2.5 million for the nine-month period due to lower amounts of invested cash.

 As of September 30, 1997, the expected effective annual rate for federal, state, and foreign income taxes was lowered to 42.1%, down from 45.9% at June 30, 1997, due to favorable settlement with taxing authorities and tax savings realized upon export sales. As a result the effective rate for the quarter and the nine-month period is 38.2% and 43.8%, respectively. The effective tax rates for 1997 are also affected by an increase in nondeductible amortization expense of goodwill related to acquisitions completed in 1996.

 The extraordinary losses recorded in the first and third quarters of 1997 are charges related to early retirement of long-term debt and are comprised of a $9.6 million write-off of unamortized debt issuance costs and a $7.6 million premium to retire the Old Notes, net of an income tax benefit of $7.1 million.

 Fully diluted earnings per share before an extraordinary loss increased 20% over the third quarter of 1996, excluding the effect of the $2.1 million, or $.08 per share, nonrecurring gain in the third quarter of 1996. The extraordinary loss per share in the third quarter and nine-month period of 1997 of $.01 and $.38, respectively, relate to the redemption of the remaining
 Old Notes on August 15, 1997, and the Company's debt restructuring completed on March 14, 1997.

 Cautionary Statement

 Any statements contained in this report which are forward-looking statements rather than historical facts are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied. These risks and uncertainties include the competitive nature of the government contracting environment, dependence on continued funding of government contracts, government contract procurement and termination risks, restrictions imposed by terms of the Company's indebtedness, the effect of changing political or economic conditions, and other risks described in the Company's Securities and Exchange Commission filings, including the Company's Form 8-K, dated July 22, 1997.

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

                                                    Tracor, Inc.



Date:   November 14, 1997                           By: /s/Robert K. Floyd
                                                       -------------------
                                                       Robert K. Floyd
                                                       Vice President and
                                                       Chief Financial Officer