Form 10-K
period 1997-12-31
TRACOR INC /DE
filed 1998-03-25
CIK 829221

PART I

Item 1. Business.

General.

Tracor, Inc. was incorporated in Delaware in 1991 and continues to do business as a corporation. Tracor, Inc. and its subsidiaries ("Tracor" or the "Company") provide sophisticated electronic and information technology products, systems, and services to the Department of Defense ("DOD"), other U.S. government agencies, foreign governments, and commercial customers. The Company's business units operate in the U.S. and foreign defense electronics, information technology, and systems engineering and integration markets. The Company's products and services largely support high-priority DOD weapons, platforms, and systems, enabling defense customers to enhance the operational performance and readiness of existing systems and platforms, as well as extend their useful lives and survivability. Since August 1993, Tracor has made 12 acquisitions as part of its strategy to take advantage of a consolidating defense industry. These acquisitions, combined with internal growth in 1996 and 1997, have enabled the Company to grow in sales from $261.8 million in 1992 to $1,265.7 million in 1997 and in operating income from $11.1 million in 1992 to $101.9 million in 1997.

Industry Overview.

Approximately 74% of the products, systems, and services of Tracor are sold to the DOD through direct contracts or through subcontracts with other U.S. government contractors. In addition, the majority of foreign sales were in defense electronics markets.

While the U.S. defense budget has decreased substantially over the past decade, it is no longer declining and remains at more than $250 billion per year. Most industry analysts indicate U.S. defense procurement account spending will rise slowly as the year 2000 approaches.

A number of studies have indicated the need to transform the U.S. military into a substantially different armed force than exists today. While the debate will continue regarding the specific requirements for the future, there seems to be general agreement that the future force will place greater emphasis on information warfare driven by rapid advances in information and information-related technologies. This includes automation and protected systems architectures capable of rapidly disseminating information and integrating the actions of widely dispersed and dissimilar units. Further, there is a need for greater mobility, precision, speed, stealth, and strike distances with more efficient logistics support. This transformation must be achieved while effectively supporting near-term U.S. efforts.

The contraction of the defense budget and the resulting excess capacity and increase in competition for contracts among defense companies have resulted in a major consolidation in the industry. Through internal growth and several acquisitions, the Company has substantially increased its revenue base. It has also reduced combined overhead costs through staff reductions, facilities consolidations, process improvements, and the elimination of certain other duplicative costs.

While management believes the consolidation within the defense industry will continue, the pursuit of acquisitions has become more challenging as seller price expectations remain high following the premium prices paid by others in earlier acquisitions.

The future defense budget and the industry consolidation cannot be predicted with certainty; however, management believes the Company is well positioned to continue to leverage its strengths and successes in its products, systems, and services.

Company Strategy.

The Company's strategy in the evolving defense market consists of three key elements: (1) protect and strengthen core businesses; (2) diversify to new customers and markets; and (3) make strategic acquisitions of well-positioned businesses which complement and strengthen the existing Tracor product areas. Key elements in support of this strategy are continued high-quality performance and continued improvements in efficiency to remain highly competitive.

  Protect and Strengthen Core Businesses. The Company's strategy for protecting and strengthening its core businesses is comprised of a number of the following key elements:

    Support High-Priority Programs: The foundations for Tracor's core businesses are high-priority, long-term, stable programs in which Tracor has performed for many years. Many of Tracor's products, systems, and services support key weapons platforms and systems which are expected to continue their important roles in the U.S. defense strategy. These platforms include the AEGIS cruisers and destroyers, the Trident submarines, aircraft carriers, the Tomahawk and cruise missiles, and key aircraft including the F-16, F/A-18E/F, F-117A, C-17, C-130, EA-6B, B-1B, B-2, and most helicopters. In addition, Tracor has been a long-term incumbent contractor in producing a large percentage of the nation's full-scale target drones, in producing a variety of range instrumentation, in supplying high-quality image exploitation and mission planning systems, and in providing important information systems expertise to a number of customers including national intelligence agencies.

      Tracor's strategy is to continue its performance record in its core business areas by supplying high-quality products, systems, and services at competitive prices. Because of the Company's long-term established presence, experience, quality performance, and cost competitiveness, management believes the Company is well positioned to continue to support these stable, high-priority DOD programs.

    Maintain the Readiness of Existing Forces: The Company will continue to compete for contracts to provide products, systems, and services which are suited to supporting the readiness of the military forces, a major thrust of the DOD's current defense strategy. A substantial portion of the Company's operations are focused on extending the useful lives of existing weapons systems through upgrades and modifications rather than the procurement of costly new systems, and providing a wide range of capabilities which enhance the combat effectiveness and readiness of military personnel and equipment. Tracor's products, systems, and services also support the need for greater mobility, precision, speed, stealth, and strike distances.

    Enhance Survivability of Weapons Platforms and Crews: The Company's electronic warfare systems enhance the survivability of weapons platforms and related personnel at a relatively low cost. Management expects demand for these products to remain strong as customers seek effective, cost-efficient means for protecting crews and high-value assets.

    Support Information Warfare: As the future military force places greater emphasis on information warfare driven by rapid advances in information and information-related technologies, management believes Tracor, with its expertise in information technology, is well positioned to be a major participant in supporting both near-term efforts and the long-term transformation of the force.

  Diversify to New Customers and Markets. The Company is experiencing success in transferring its core technologies and competencies to new customers and markets. The expansion of the Company's core businesses and its diversification to new businesses generally require several years of planning, development, and marketing. The Company's diversification and expansion efforts have focused on the following areas:

    Nondefense U.S. Government: The Company has established a presence in the U.S. government nondefense market. Its information systems specialists are providing advanced information systems capabilities to an expanding set of U.S. intelligence customers, as well as to the U.S. Postal Service, the Department of Justice, and the Administrative Office of the U.S. Courts. In 1993 and 1995, the Company was awarded contracts from the Federal Aviation Administration ("FAA") to perform systems engineering and integration for its new radar systems. The Company has also received contracts from NASA.

    International: The Company sells a wide range of products and services to numerous friendly foreign governments. Products sold internationally include countermeasures systems and expendables, radar and electronic tracking systems, target drones, imagery systems, and automatic test equipment for F-16 aircraft acquired by foreign governments. In addition, Tracor's aircraft avionics test equipment business was expanded in 1995 with the winning of a contract to provide test equipment for the new Japanese F-2 fighter. International business accounted for 10% of total 1997 revenues.

    New DOD Business: Tracor is constantly evaluating its technology to identify areas of potential new business within the DOD. Several diversification initiatives resulted in new programs in 1997, including contracts for state-of-the-art, Tracor-developed camouflage systems for the U.S. military and sophisticated imagery information technology products for the National Imagery and Mapping Agency. Tracor also continued its work in developing the next-generation mine detection and neutralization systems.

    Commercial: The Company has developed a number of commercial applications of its technology in areas as diverse as test systems for satellites to aircraft structures. The Company has several contracts for applying a range of sophisticated information systems capabilities to commercial and state government customers, plus new contracts relating to major upgrades, modifications, and manufacture of structures for commercial aircraft, including electronics installation and systems integration.

  Acquire Complementary Businesses. A key element in the Company's growth has been the acquisitions of businesses which expand or enhance current lines of products and services. During 1997, two relatively small, but strategic, acquisitions were completed.

  The acquisition of the Military Products Group of Calspan SRL Corporation makes Tracor the leading producer of night vision goggle heads-up display systems for the U.S. military on board various military helicopters and brings other information display capabilities to the Company. The acquisition of the Visual Information Technology ("VITec") division of Connectware, Inc. expands Tracor's commercial mapping product line with image-processing software which allows analysts to review, annotate, enhance, and output digital pictures from a variety of sources.

Core Businesses.

The Company's core businesses are primarily in the U.S. and foreign defense electronics, information technology, and systems engineering and integration markets and largely support high-priority DOD weapons, platforms, and systems.

To obtain a better focus in the marketplace and more efficient operations, Tracor realigned its businesses in 1997 into three major segments: Information Systems, Aerospace, and Systems Technologies. This has resulted in more efficient operations.

The major products and services of the segments are as follows:

  Information Systems:  Enterprise Systems
                        Mission Management
                        Imagery
                        Test and Space Systems
  Aerospace:            Electronic Warfare
                        Flight Systems
  Systems Technologies: Shipboard Combat Systems Integration
                        Command, Control, and Communications Engineering
                        Range Systems and Support

See Note A to the Consolidated Financial Statements, incorporated herein by reference, for sales and operating profits of the various products and services of each segment as well as other financial information regarding the segments.

  Information Systems. Through its information technology business segment, Tracor Information Systems, Tracor offers various innovative information technology products, services, and earth information solutions to government, commercial, and international customers. The Company competes in all areas of the rapidly growing information products market, providing enterprise systems, mission management and imagery systems, and test and space systems.

    Enterprise Systems: Tracor has a 29-year history of providing information technology solutions to the federal and commercial marketplaces, including a number of customers in the U.S. intelligence community. The Company provides full-service software and network system solutions spanning development, operations, support, and training, and applies leading-edge technology to improve productivity in operational environments from data collection and processing to analysis and dissemination.

      Tracor also is helping a number of government and commercial customers solve Year 2000 computer problems.

      Other activities in this area include a contract with the Department of Commerce and its Office of Domestic Operations to provide Lotus Notes and Windows NT technical services in four U.S. cities. As a Lotus Authorized Education Center and a Microsoft Authorized Technical Education Center, Tracor offers full-service training solutions to key industry and government clients.

      The Company also focuses on the design, development, and integration of a variety of information systems, employing commercially available hardware and software applications which are sold by way of indefinite delivery/indefinite quantity contracts. Applications include medical, personnel, national intelligence, legal, mail processing, public access, records management/workflow monitoring and control, and CAD/GIS (computer-aided design/geographic information systems). Tracor products and services in this area include the providing of commercial off-the-shelf hardware and software to a wide range of DOD and other government users, and other information technology products for various members of the intelligence community. The hardware, software, and peripherals can be ordered and purchased through Tracor's web-based electronic ordering catalog.

    Mission Management: Tracor's full-service mission planning products for the U.S. Armed Forces aid military decision-makers, planners, and flight crews in the employment of front-line tactical aircraft and the precision targeting of their weapons systems. Several stealth aircraft and cruise missiles, as well as the new family of high-altitude, high-endurance unmanned aerial vehicles, Global Hawk and Dark Star, use these systems.

      A growing portion of the Company's business is focused on the pursuit of Sensor-to-Shooter programs. These programs transmit real-time intelligence and targeting information to and from an aircraft for use in precision targeting, mission planning, mission updates, and guided weapons support. Program development includes actual test and evaluation trials, field operations, and advanced warfighting experiments to ensure full compatibility with joint operational and technological requirements for the information-intensive battlefield of the 21st century.

      Other 1997 mission management systems milestones include the first operational deployment of the new Tracor-developed mission planning system for Air Force F-117A fighters and the delivery of two systems to the Navy for installation on aircraft carriers, fleet command ships, and amphibious command ships. The first is an improved version Digital Imagery Workstation Suite, which works together with Tracor's Precision Targeting Workstation, to provide imagery-based mission planning for Navy tactical aircraft and precision weapons, including the Tomahawk. (These workstations also were delivered in 1997 for the first time to the United Kingdom to support introduction of the Tomahawk into its inventory.) The second is the Tactical Strike Coordination Manager designed to aid commanders in the planning and coordination of strike missions.

      Tracor's largest 1997 award in this area was a contract for the development and production of the next-generation Air Vehicle Planning System scheduled for deployment in 2002. Replacing an earlier Tracor model, this system will plan and coordinate the missions of the entire U.S. strategic bomber, tanker, and cruise missile force.

    Imagery: Tracor supplies image-processing services to both government and commercial customers worldwide. Products include softcopy mapping, charting, and geodesy ("MC&G"); image-processing groundstations; and interpretation and analysis centers. The Company has installed more than 1,000 MC&G workstations, and its software is employed in approximately 200 interpretation and analysis centers worldwide.

      The Company made progress in 1997 in image processing and storage, winning an important competitive contract awarded to build ruggedized imaging ground stations for the U.S. Marine Corps, and a contract to provide imagery product archives for the National Imagery and Mapping Agency's Image Product Library program.

     With the addition of VITec, Tracor has become an industry leader in the development, manufacturing, and sale of commercial imagery exploitation workstations and products. These include specialized image-processing systems and software packages which permit image analysts and operators to quickly input, roam, annotate, manipulate, and output images from photographs, files, satellite images, maps, charts, and other digital data. Aerial Data Reduction Associates, Inc., another Tracor subsidiary, continues as a large supplier of mapping and geospatial products to commercial consumers and state and local governments.

      In a joint venture with Leica AG, Switzerland, Tracor has helped form a new entity, LH Systems, LLC, to market the latest technology for map compilation, engineering analysis, orthophoto production, digital terrain modeling, and environmental management through a worldwide sales and distribution network.

    Test and Space Systems: For more than 30 years, Tracor has designed and produced aircraft avionics test systems, while becoming the largest supplier of these systems to the U.S. Air Force. In 1997, Tracor received new orders for F-16 aircraft test systems, and the Company continues to broaden its international presence with sales of systems for the Japanese F-2 fighter program.

      Recent emphasis has been placed on diversifying into other growing markets, including satellites, telecommunications, and space launch vehicles. In 1997, the Company increased its presence in the satellite market with new orders placed by Motorola for Tracor test systems to be used in the development of a global communications satellite system, as well as several new contracts awarded by Hughes Space and Communications for satellite test systems and engineering services. In the space electronics market, Tracor made additional deliveries of space avionics test systems, which are used in the Atlas and Titan launch vehicles, to Lockheed Martin Astronautics.

  Aerospace. Through its Tracor Aerospace segment, the Company is a developer and manufacturer of electronic warfare systems, which protect platforms and crew members of U.S. and friendly forces against enemy threats. Tracor won key program recompetes during 1997 in core electronic warfare and flight systems business areas. Tracor's work in these areas includes:

    Electronic Warfare:

      Countermeasures Dispenser Systems. The Company is well known for its development and production of the AN/ALE-47 aircraft countermeasures dispenser system, an advanced system capable of dispensing chaff, flares, active radio frequency decoys, and other decoys from military aircraft. Tracor has developed and manufactured several generations of these systems during the past 30 years, with the newest being the AN/ALE-47, which has been installed on more than 15 aircraft types for the U.S. Air Force, U.S. Navy, and have been sold to more than 15 foreign customers.

      Countermeasures Expendables. Tracor is a major developer and manufacturer of chaff and flare decoys, which are ejected from countermeasures dispenser systems to protect aircraft, ships, and personnel from radar-guided or heat-seeking missiles. The Company won three flare contracts in 1997, adding new flares to its product line, which includes flares for Air Force F-15, A-10, C-17, C-5, and C-130 aircraft, as well as U.S. Army AH-64, CH-47, and UH-60 helicopters.

      Jammers. In 1997, Tracor completed development and began production of Band 9/10 transmitters which improve the effectiveness of the AN/ALQ-99 jamming system aboard the Navy's EA-6B aircraft. These transmitters provide increased frequency coverage and advanced capabilities against the latest military threats. Tracor also began development of an advanced technology Low Band Transmitter. In addition, the TACJAM-A system manufactured by this segment provides the DOD with a common, modular, multiplatform communication electronic attack capability into the 21st century.

      Radar Warning Systems. Tracor's systems seek and identify the spectrum of threat frequencies and types of radar signals. The Company's integrated front-end technology provides expanded frequency coverage, improved direction finding accuracy, and dual polarization detection for radar warning receivers and electronic warfare support systems, which detect, identify, and locate hostile radar and communication transmitters.

      Heads-Up Displays. The ANVIS Heads-Up Display provides a high-resolution, programmable display of critical flight data to the pilot through night vision goggles, allowing the pilot to concentrate on the outside environment while flying. Tracor has become the leading producer of night vision goggle heads-up display systems for the U.S. military, following the win of a contract to upgrade an Air Force system and the acquisition of Calspan SRL Corporation's Military Products Group. The system is being installed in the Army UH-60A/L Blackhawk and the CH-47D Chinook; the Marine Corps UH-1N Huey, CH-46E Sea Knight, KC-130T Hercules, and CH-53E Sea King; and the Navy HH-60H Seahawk. It is planned for installation in the UH-1H/V Huey, OH-58A/C Kiowa Warrior, and the AH-1F Cobra.

      Mine Neutralization and Detection Systems. The Company is developing an Explosive Standoff Minefield Breacher ("ESMB") system prototype for the Army and Marine Corps. The prototype features a Tracor-designed, rocket-deployed net which expands to detonate and neutralize a large area of surface or buried land mines, clearing the way for rapid, safe passage. The Company is also under contract to develop hand-held and vehicle-mounted land mine detection systems which penetrate the ground with electromagnetic energy to measure field anomalies, determining mine presence and location. In addition, Tracor personnel have designed products which work with standard ship navigation devices and use sonar to identify the presence of mines at sea.

      Camouflage. The Company won a contract from the Army for the next-generation camouflage system which represents an extension of its countermeasures technology. Tracor is the sole U.S. provider of this advanced system, which not only conceals personnel and vehicles from visual detection, but also from infrared sensors and radars. Following acceptance of the initial test units, full production of the woodlands Ultralightweight Camouflage Net System is scheduled to begin in 1998. Tracor is also developing desert, arctic, and urban versions of these systems. In addition, Tracor has applied this signature management expertise to vehicles, and has several contracts with the DOD to reduce the signature of ground combat and patrol vehicles.

    Flight Systems:

      Aerial Targets. The Company has been a major developer and producer of full-scale and sub-scale drone aircraft for the DOD for more than 25 years. Tracor is the sole provider of the QF-4 full-scale drone for the U.S. Armed Forces. The Company designs, manufactures, and modifies retired military F-4 aircraft into full-scale drones for use as targets in weapons system testing, evaluation, and personnel training. During 1997, the Company completed flight testing and began production of the MQM-107E sub-scale drone, which will be used by the Army, Air Force, and several foreign customers, including the Royal Australian Navy.

      Aircraft Structures. The Company performs major upgrades and modifications and manufactures structures for military and commercial aircraft, providing electronics installation and systems integration services. Under a contract with Boeing, Tracor is joining the wing halves for the Boeing 717-200, a 21st century version of the popular and reliable DC-9 twinjet. Tracor is working on a second contract to assemble more than 400 Y-Barrels for the B-717-200. Attached to the wings, the Y-Barrel is part of the fuselage and houses the main landing gear and fuel, hydraulic, and electrical lines. In addition, the Company is applying its aircraft modification expertise to the development of C-38A special mission aircraft for the Air Force and Air National Guard. Slated for delivery in 1998, these aircraft will provide travelers with secure communications to major command centers from anywhere in the world, and unrefueled intercontinental range.

      Flight Operations, Modifications, and Maintenance. Tracor performs a variety of aircraft operations, modifications, and maintenance of both military and civilian aircraft. Tracor has performed major avionics upgrades to C-130 aircraft to include installations of forward-looking infrared, satellite communication, and electronic flight instrumentation systems. The Company also has designed and is currently providing hush kits for the Learjet 20-series aircraft, enabling it to operate within stringent Level III noise requirements, providing access to a wider range of U.S. and international airports. Using its own aircraft, Tracor provides flight testing and target towing services in support of weapons systems evaluation and air-to-air combat training.

      Electronic Warfare Simulators. Tracor designs, develops, and certifies a variety of airborne radar threat emitters, simulators, and jammers, both pod and internally mounted. The Company also develops advanced signal threat generators for laboratory testing of the defensive avionics systems aboard a variety of U.S. military aircraft.

  Systems Technologies. The Company's third segment is Tracor Systems Technologies which provides systems and software engineering and integration services critical to the design, operation, testing, maintenance, and upgrading of high-priority undersea, anti-air, and strike warfare combat systems; communication systems; air traffic control and identification systems; and strategic weapons systems.

    Shipboard Combat Systems Integration:

      Submarine Ballistic Missile Weapons Systems. Tracor has been the systems integration contractor for the submarine fleet ballistic missile/strategic weapons systems programs since the mid-1950s. The Company is the systems integration contractor for the United States and United Kingdom TRIDENT II system and ensures the major subsystems, including those for missile, launcher, navigation, and fire control, to be fully integrated and tested to perform as specified. Tracor also provides systems integration for the POLARIS, POSEIDON, and TRIDENT missile systems.

      U.S. Navy Surface Combatant and Ship Systems. Since World War II, Tracor has performed systems engineering and integration for every guided missile system installed on Navy ships, including the AEGIS weapon and combat system. This automated, highly sophisticated air defense warfare system is being installed on all new Navy cruisers and destroyers. Other shipboard anti-air warfare guided missile systems include the Terrier New Threat Upgrade, Tarter, AEGIS, NATO Seasparrow, and Tomahawk. The Company also provides program management, ship integration, test and evaluation, and configuration management support to the AEGIS program office. In addition, Tracor provides systems engineering and integration for various ship systems on board AEGIS destroyers, such as propulsion power plants and electrical power generation plants.

      Anti-Submarine Warfare Systems. Since 1977, Tracor has provided engineering support for the AN/SQQ-89 surface ship and anti-submarine warfare ("ASW") combat system project. The Company performs systems engineering and integration for hull-mounted active/passive sonar systems, helicopter-borne sonobuoys, towed array sensor systems, and underwater fire control systems.

      Tracor provides program management, acquisition, and integration support to the submarine combat weapons system community. The Company also provides submarine shock hardening, engineering, and logistics for the Navy's new attack submarine program.

    Command, Control, and Communications Engineering:

      Communication Systems. Tracor provides radio communication systems and associated engineering for the AEGIS guided missile destroyers. Since 1975, Tracor has delivered advanced communication systems for 52 AEGIS cruisers and destroyers, and current contracts will continue through the year 2002. In 1997, Tracor expanded its command, control, communication, computers, and intelligence ("C4I") integration activities to include turnkey program management and engineering support for the Navy's new landing amphibious transport dock ship. The Company is also providing ship design and integration engineering for the radio communication system to be installed on the Navy's newest aircraft carrier. The Company also provides lifetime support and in-service engineering of communication systems, as well as C4I systems, aboard AEGIS and other combatants.

      U.S. Navy Air Traffic Control and Landing Systems. Tracor provides life-cycle support for the Navy's automatic carrier landing systems and Marine Corps air traffic control and landing systems. These systems assist naval and marine aviators in achieving safe landings aboard carriers, shore stations, and expeditionary fields.

      Identification Systems. Tracor provides life-cycle support to the Navy and Coast Guard shipboard and shore-based identification systems and has supported the development of the next-generation of identification systems.

      Special Forces Communications Systems. Tracor supports the communication and electronics systems requirements of the DOD, Special Operations Forces, and other government agencies for a host of mobile communication systems, including those installed in special-purpose vehicles, boats, planes, and suitcases.

    Range Systems and Support: Tracor provides test range operations support to various U.S. military installations. The Company provides operations support and maintenance for the test range and technical facilities at Eglin Air Force Base in Florida, Fort Huachuca in Arizona, and Holloman Air Force Base in New Mexico, supporting the test and evaluation of defense weapons systems, air armament, and munitions.

      The Company performs operations support and maintenance on high-technology equipment and has supplied logistics and engineering support for 146 radar systems located on 27 test ranges worldwide. Tracor offers a full line of test range instrumentation hardware systems, including radar and optical tracking systems in fixed or mobile configurations to domestic and international customers, and more than 70 company-developed precision tracking radars have been installed worldwide.

Expansion and Diversification.

Tracor has been successful in translating its technologies and products to both established and new military customers, non-DOD governmental agencies, the foreign marketplace, and select commercial customers. Many of these successes are discussed previously under "Company Strategy" and "Core Businesses" and include a program to provide the Army's next-generation camouflage system. Tracor also supplies engineering support to the FAA for the acquisition of major air traffic control radar systems and for NASA's manned and unmanned space flights.

In addition, the Company has successfully applied its technologies to a number of commercial products and services and continues to seek new opportunities. Current commercial diversifications include the development and production of aircraft structures, a variety of mapping products for the earth information market, and automatic test systems to support the telecommunications and satellite markets, as previously discussed.

In a joint venture with Boeing, Farmland Industries, and Agrium Ltd., Tracor has helped create RESOURCE21, a company which plans to operate a network of imaging satellites at the turn of the century. With an initial focus on the growing field of precision agriculture, RESOURCE21 will also extract sophisticated information from multispectral imagery to facilitate resource management decisions in agriculture, forestry, insurance, commodities, and environmental industries worldwide. Tracor is scheduled to be responsible for the ground data processing, image assessment, archiving, and production generation for this commercial system. Tracor is expanding its aluminum-coated glass fiber ("chaff") business beyond the military market into commercial and industrial applications. A recent example is providing conductive additives to be used in the fabrication of commercial antennas for direct broadcast satellite television and uplink/downlink. Additionally, strategic alliances with several global fiberglass manufacturers to develop new markets in EMI/RFI, static control, and thermal applications are underway.Signal-processing expertise developed under Navy sonar programs, combined with advanced database systems capabilities, led to the development of a statewide regulatory and compliance system and client/server-based order fulfillment system for Hewlett-Packard.Major Customers.Tracor's sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. government. The various U.S. government customers exercise independent purchasing decisions, and sales to the U.S. government are generally not regarded as constituting sales to one customer, but instead, each contracting entity is considered to be a separate customer. During 1997, Tracor performed under more than 770 contracts with approximately
100 customers within various U.S. government agencies. Sales to all such agencies are subject to conditions unique to sales to the U.S.government.

Research and Development.

Tracor employs scientific, engineering, and other personnel to improve existing product lines and to develop new products in the same or related fields under programs funded by the Company or under customer contracts through which Tracor is reimbursed directly for its efforts. Customer-sponsored programs sometimes lead to the development of products which Tracor has the opportunity to produce for others. During the past three fiscal years, Tracor has expended the following amounts on Company-sponsored and customer-sponsored research and development activities:

                             1997       1996       1995
                             ----       ----       ----
                                   (in Millions)
     Customer-sponsored     $161.2     $157.5     $132.3
     Company-sponsored        10.1       11.1        5.4

Competition.

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

Government Contracts.

Approximately 84% of the Company's 1997 revenues resulted from contracts with the U.S. government and its prime contractors. Systems engineering and integration, software engineering, and other engineering and management support contracts are generally cost-reimbursement fixed-fee type contracts. Product engineering and development contracts are either cost-reimbursement fixed-fee type or fixed-price type contracts. Contracts for the manufacture of products are usually fixed-price type contracts. Cost-reimbursement fixed-fee type contracts provide for the payment of actual allowable costs, plus a fixed fee. Under fixed-price type contracts, the contractor benefits from or shares in cost savings but generally bears or shares the risk of cost overruns. Cost-reimbursement type contracts are normally priced to realize lower margins than fixed-price type contracts. For the year ended December 31, 1997, approximately 50% of the Company's revenues were derived from cost-reimbursement type contracts, and approximately 50% of the Company's revenues were derived from fixed-price type contracts.

Contracts with the U.S. government and its prime contractors contain standard provisions for termination at the convenience of the U.S. government or such prime contractor, pursuant to which the Company is generally entitled to recover costs incurred, settlement expenses, and profit on work completed prior to termination. Contracts with the U.S. government do not provide for renegotiation of profits.

Companies supplying products and services directly or indirectly to the U.S. government are subject to other risks such as contract suspensions, changes in policies or regulations, and availability of funds. Any of these factors could adversely affect the Company's business with the U.S. government in the future.

Sales to Foreign Customers.

For 1997, 1996, and 1995, approximately $130.4 million, $104.8 million, and $87.0 million (representing 10% in each year) of the net sales of the Company were attributable to sales and services provided to foreign customers. Foreign sales were principally to Pacific Rim, European, and Middle Eastern customers and to the Australian government. These customers are generally deemed to be friendly to the government of the United States and to be relatively stable. Each of the contracts with these customers is subject to the risks inherent in dealing with foreign governments (e.g., changes of administration or governmental form, economic problems, and social unrest). Although the loss of all of the Company's foreign business could have a material adverse effect on the Company's results of operations and financial condition, it is management's opinion this risk is remote and the loss of any single contract with a foreign government would not be material.

Employees.

As of December 31, 1997, the Company had approximately 10,740 employees. Of this number, approximately 3,970 employees hold advanced or bachelor's degrees in a number of scientific disciplines. Approximately 125 of the Company's employees are located outside of the United States. Less than three percent of the Company's U.S. employees are covered by collective bargaining agreements with labor unions. The Company considers relations with its employees to be excellent.

Backlog.

In each of its major lines of business, the Company has substantial firm backlog and unexercised contract options which may be exercised by the customer. Firm backlog represents the amount of revenue expected to be recognized for contractually authorized performance of awarded firm contractual commitments. Firm backlog may include amounts yet to be fully funded by the customer or amounts for performance yet to be fully definitized. Unexercised contract options represent the amount of revenue which would be recognized from the performance of contract options that may be exercised by customers under existing contracts and from task orders to be issued under indefinite quantity contracts or basic ordering agreements. Amounts included in both firm backlog and unexercised contract options are based on the contract's total awarded value and the Company's estimates regarding the amount of the award that will ultimately result in the recognition of revenue. These estimates are based on the Company's experience with similar awards and similar customers. Estimates are reviewed periodically and appropriate adjustments are made to the amounts included in firm backlog and unexercised contract options. Historically, these adjustments have not been significant.

The Company's firm backlog at December 31, 1997, was $1.3 billion, compared with $1.0 billion as of December 31, 1996. The Company's unexercised contract options as of December 31, 1997, were $1.9 billion, compared with $1.6 billion at December 31, 1996. This total backlog of $3.2 billion at December 31, 1997, is the highest in the Company's history and represents a 20% increase over the total backlog at December 31, 1996. Management does not believe the Company's firm backlog is seasonal in any material respect. Approximately 86% of firm backlog as of December 31, 1997, is expected to be realized as sales within one year. Approximately 84% of firm backlog as of December 31, 1997, was comprised of contracts with agencies of the U.S. government or its prime contractors. See "Major Customers" and "Government Contracts."

Sources and Availability of Raw Materials.

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

Compliance with Environmental Controls.

There have not been, and the Company does not anticipate, any materially adverse effects upon the capital expenditures, earnings, or competitive position of the Company resulting from compliance with federal, state, and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

Patents.

There are a total of 118 Company owned-patents with 21 patent applications pending. The Company does not believe existing patents and licenses are material in the conduct of its business as a whole and believes research, development, and engineering skills are more important. The U.S. government typically receives royalty-free licenses on inventions arising from government contracts, with each company retaining all commercial rights with respect to such inventions. While patents are not material to the operation of the business, proprietary information of the Company is adequately protected through the requirement that employees execute confidentiality agreements as a condition of employment.

Forward-Looking Statements.

Any statements contained herein which are forward-looking statements rather than historical facts are subject to risks and uncertainties that could cause actual results to differ from those stated or implied. These risks and uncertainties include the competitive nature of the government contracting environment, dependence on continued funding of government contracts, government contract procurement and termination risks, restrictions imposed by terms of the Company's indebtedness, the effect of changing political or economic conditions, and other risks described in the Company's various SEC filings including the Company's Form 8-K, dated July 21, 1997.

Item 2. Properties.

The Company's business activities are conducted in various leased and owned properties generally located in proximity to its various U.S. government customers. One hangar facility in East Alton, Illinois is currently under contract for sale. All other facilities are considered suitable and adequate in size for the Company's business activities.

The principal facilities of each business segment are listed below:


                                                     Square
     Location                                        Footage     Leased/Owned
     ---------------------------------------------- ---------    ------------
     Information Systems
       San Diego, California (segment headquarters)   444,365      leased
       Washington, D.C. area                          178,021      leased
       all others less than 20,000 sq. ft. each        78,151      leased
                                                      -------
                                                      700,537

     Aerospace
       Austin, Texas (segment and corporate
         headquarters)                                548,148      owned
       Lansdale, Pennsylvania                         372,403      owned
       Mojave, California                             309,376      leased/owned
       East Alton, Illinois (under contract
         for sale)                                    133,900      owned
       Camden, Arkansas                               122,644      leased
       San Ramon, California                          117,000      owned
       Dayton, Ohio                                    76,650      leased
       Lillington, North Carolina                      75,000      leased
       Jerusalem, Israel                               48,000      owned
       Palmdale, California                            30,225      owned
       Ft. Walton Beach, Florida                       20,975      leased
       all others less than 20,000 sq. ft. each        24,816      leased
                                                    ---------
                                                    1,879,137

     Systems Technologies
       Washington, D.C. area (segment headquarters)   618,658      leased/owned
       California, Maryland area                      278,383      leased/owned
       Ft. Walton Beach, Florida                      122,240      owned
       Oxnard, California                              92,160      owned
       Chesapeake, Virginia                            84,721      leased
       Silverdale, Washington area                     72,929      leased
       Bloomington, Indiana                            48,260      leased
       Groton, Connecticut                             34,010      leased/owned
       Dahlgren, Virginia                              29,155      leased
       San Diego, California                           21,501      leased
       all others less than 20,000 sq. ft. each       108,558      leased/owned
                                                    ---------
                                                    1,510,575
                                                    ---------
     Total                                          4,090,249
                                                    =========


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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Trading Market for Tracor Common Stock and Series A Warrants.

The Common Stock and Series A Warrants of the Company are listed on The Nasdaq Stock Market(SM) where they have traded since late 1992 under the symbols "TTRR" and "TTRRW," respectively. Prior thereto, the Common Stock and Series A Warrants had a limited trading market and were not listed on a national securities exchange. The following table sets forth the reported high and low sales prices of the Common Stock and Series A Warrants on Nasdaq for the applicable periods:

                             Common Stock             Series A Warrants
                        ---------------------        -------------------
                                               1997
                        ------------------------------------------------
                          High         Low            High        Low
                        --------    ---------        -------     -------
     Fourth Quarter     $31 3/8     $25 13/16        $29 1/4     $24
     Third Quarter       31          23 7/8           28          21 1/2
     Second Quarter      26 3/4      20               24 1/4      17 1/4
     First Quarter       24          21 1/8           22          19

                                               1996
                        ------------------------------------------------
                          High         Low            High        Low
                        --------    ---------        -------     -------
     Fourth Quarter     $24 3/8     $19 3/4          $21 3/4     $17 3/8
     Third Quarter       20 5/8      16 5/8           18 1/2      14 7/8
     Second Quarter      21 1/8      17 1/8           18 1/2      14 5/8
     First Quarter       17 7/16     14               15          11 1/2

As of February 17, 1998, the Company had approximately 8,924 holders of the Common Stock, of which 304 were stockholders of record. The approximate number of holders not of record was determined by requests made to registered clearing agencies.

Dividend and Dividend Policy.

The Company has never paid a cash dividend on its Common Stock, although the Company's predecessor paid dividends. The Company currently intends to retain its earnings to provide funds for the expansion of its business. The payment of dividends in the future will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, capital needs, future prospects, contractual restrictions, and other factors deemed relevant by the Board of Directors. The Company's current credit facilities impose certain limitations on the payment of dividends.

Issuance of Unregistered Securities.

On March 14, 1997, the Company sold $250 million of its 8 1/2% Senior Subordinated Notes (the "Notes"). The sole underwriter was BT Securities Corporation. The securities were sold to "Qualified Institutional Buyers" and Institutional "Accredited Investors." The aggregate offering price was $250 million, and, with allowed discounts, the proceeds to the Company (less expenses of the offering payable by the Company) after discounts were $244,005,000.00. The Notes were sold pursuant to an exemption from registration provided by
Section 4 of the Securities Act. The Notes were subsequently exchanged for registered securities of the Company pursuant to a Registration Statement (Form S-4) filed with the Securities and Exchange Commission ("SEC") on April 18, 1997, Registration No. 333-24319, which is incorporated herein by reference.

Item 6. Selected Financial Data.

The Selected Financial Data with respect to Tracor and its subsidiaries are contained on page 25 of the Annual Report to Shareholders for the year ended December 31, 1997. The columns containing the data for the years 1993 through 1997 are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Management's Discussion and Analysis of Financial Condition and Results of Operation is contained on pages 22 through 24 of the Annual Report to Shareholders for the year ended December 31, 1997, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and accompanying notes are included on pages 26 through 40 of the Annual Report to Shareholders for the year ended December 31, 1997, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Part III

Item 10. Directors and Executive Officers of the Company.

Pursuant to the Delaware General Corporation Law, as implemented by Tracor's Certificate of Incorporation and Bylaws, all corporate powers are exercised by or under the direction of the Board of Directors. The Board of Directors has created committees with responsibility for audits, compensation, and ethical issues. Each director who is not an employee of Tracor serves on one or more committees. Officers of the Company serve at the discretion of the Board of Directors. The Board of Directors and executive officers of the Company consist of the persons named in the table below. Additional information with respect to those persons who serve as directors and executive officers is presented on page 43 of the Annual Report to Shareholders for the year ended December 31, 1997, and pages 5 and 6 of the Proxy Statement, which are incorporated herein by reference.

     Name                                   Age     Position(s) with the Company
     -----------------------------------    ---     ----------------------------
     James B. Skaggs                        60      Chairman of the Board and
                                                     President
     Robert K. Floyd                        62      Vice President and Chief
                                                     Financial Officer
     Barry G. Campbell                      56      Vice President; Chief
                                                     Executive Officer of Tracor
                                                     Systems Technologies, Inc.
     K. Bruce Hamilton                      56      Vice President; President of
                                                     Tracor Marine, Inc. and
                                                     Tracor Systems
                                                     Technologies, Inc.
     David L. Lawrence                      55      Vice President; President of
                                                     Tracor Flight Systems, Inc.
     George R. Melton                       51      Vice President; President of
                                                     Tracor Aerospace, Inc. and
                                                     Tracor Aerospace Electronic
                                                     Systems, Inc.
     Dr. Terry A. Straeter                  55      Vice President; President of
                                                     Cordant Federal Services
                                                     Corporation, GDE-Helava,
                                                     Inc., GDE Systems, Inc.,
                                                     GDE Systems Imaging, Inc.,
                                                     GDESI, Inc., Tracor
                                                     Enterprise Solutions, Inc.,
                                                     and Tracor Information
                                                     Systems Company
     Woody Endsley                          45      Vice President and Treasurer
     Robert J. Fitch                        49      Vice President - Government
                                                     Relations
     Russell E. Painton                     57      Vice President, General
                                                     Counsel, and Corporate
                                                     Secretary
     John M. Rock, III                      58      Vice President - Technology
                                                     and Information Systems
     Roger W. Sadler                        60      Vice President - Business
                                                     Development
     Kathleen Thompson                      50      Vice President - Human
                                                     Resources
     William E. Conway, Jr.                 48      Director
     Dr. Julian Davidson                    70      Director
     Anthony Grillo                         42      Director
     Bob Marbut                             62      Director
     Elvis L. Mason                         64      Director
     Lt. Gen. Thomas P. Stafford (Ret.)     65      Director

Meetings of the Board of Directors.

During 1997, the Board of Directors met five times. Each director attended more than 75% of the aggregate of (a) the total number of meetings held during 1997 and (b) the total number of meetings held by all committees of the Board of Directors on which each served.

Item 11. Executive Compensation.

Information in response to this Item appears under the heading "Executive Compensation" on pages 7 through 12 of the Proxy Statement, which is incorporated herein by reference.

Item 12. Ownership of Management and Principal Stockholders.

Information in answer to this Item appears under the heading "Ownership of Tracor, Inc. Common Stock" on pages 2 through 4 of the Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Applicable information in answer to this Item appears on pages 5 through 16 under the heading "Election of Directors" in the Proxy Statement, which is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements. The following financial statements and supplementary data of Tracor are presented in the Annual Report to Shareholders for 1997, which is incorporated herein by reference.
          Report of Independent Auditors.
          Consolidated Income Statements.
          Consolidated Balance Sheets.
          Consolidated Statements of Shareholders' Equity.
          Consolidated Statements of Cash Flows.
          Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules. All schedules are omitted because the required information is included elsewhere in the financial statements or is otherwise inapplicable.

(a)(3)  Exhibits.
        3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to the Company's Registration Statement, No. 333-03330, filed with the SEC,, on April 10, 1996).
        3.2  Bylaws of the Company, as amended and restated (filed herewith).
        4.1 Registration Rights Agreement, dated as of March 14, 1997, among the Company, the Subsidiary Guarantors named therein, and BT Securities Corporation (incorporated by reference to the Exhibit
             4.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-4, No. 333-24319, filed with the SEC on April 17, 1997).
        4.2 Indenture, dated as of March 14, 1997, among the Company and U.S. Trust Company of Texas, N.A. relating to the 8 1/2% Senior Subordinated Notes Due 2007 (incorporated by reference to the
             Exhibit 4.2 to Amendment No. 2 to the Registrant's Registration Statement on Form S-4, No. 333-24319, filed with the SEC on April 17, 1997).
        4.3  Form of Exchange Notes (incorporated by reference to the Exhibit
             4.3 to Amendment No. 2 to the Registrant's Registration Statement on Form S-4, No. 333-24319, filed with the SEC on April 17, 1997).
        4.4 Series A Indenture, dated as of November 17, 1994, among the Company, each Subsidiary Guarantor, and U.S. Trust Company of Texas, N.A., as Trustee, relating to the Series A Notes (the "Series A Indenture") (previously filed with the SEC as an exhibit to the Registrant's Registration Statement on Form S-1,
             No. 33-89578, on February 17, 1995, and incorporated herein by reference).
        4.5 First Supplemental Indenture, dated as of April 11, 1995, to the Series A Indenture (previously filed with the SEC as an exhibit to the Registrant's Registration Statement on Form S-4/S-3,
             No. 333-03330, on April 10, 1996, and incorporated herein by reference).
        4.6 Second Supplemental Indenture, dated as of February 2, 1996, to the Series A Indenture (previously filed with the SEC as an exhibit to the Registrant's Registration Statement on Form S-4/S-3, No. 333-03330, on April 10, 1996, and incorporated herein by reference.
        4.7 Third Supplemental Indenture, dated September 26, 1996, to the Series A Indenture (incorporated by reference to the Exhibit 4.7 to Amendment No. 2 to the Company's Registration Statement on Form S-4, No. 333-24319, filed with the SEC on April 17, 1997).
        4.8 Fourth Supplemental Indenture, dated March 14, 1997, to the Series A Indenture (incorporated by reference to the Exhibit 4.8 to Amendment No. 2 to the Company's Registration Statement on Form S-4, No. 333-24319, filed with the SEC on April 17, 1997).
        4.9 Specimen Series A Note (previously filed with the SEC as an exhibit to the Registrant's Registration Statement on Form S-1
             No. 33-89578) on February 17, 1995, and incorporated herein).
        4.10 Credit Agreement among Tracor, the lending institutions party to the Credit Agreement, Credit Lyonnais, The First National Bank of Chicago, and Wells Fargo (Texas), National Association, as Co-Agents and Bankers Trust Company, as Agent, dated as of March 14, 1997, incorporated by reference to the Exhibit 4.15 to Amendment No. 2 to the Company's Registration Statement on Form S-4, No. 333-24319, filed with the SEC on April 17, 1997).
        4.11 Registration Statement on Form S-4 (previously filed with the SEC, No. 333-24319, on April 18, 1997, and incorporated herein).
        13.0 Annual Report to Shareholders for 1997 (filed herewith).
        21.0 Subsidiaries of the Registrant (filed herewith).
        23.0 Consent of the Independent Auditors (filed herewith).
        27.1 Financial Data Schedule for Year Ended December 31, 1997 (filed herewith).
        27.2 Financial Data Schedule for Year Ended December 31, 1996 (filed herewith).
        27.3 Financial Data Schedule for Year Ended December 31, 1995 (filed herewith).

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Tracor, Inc.

Date:     March 25, 1998

                                                By:_/S/_________________________
                                                   James B. Skaggs
                                                   President and
                                                   Chief Executive Officer

Date:     March 25, 1998

                                                By:_/S/_________________________
                                                   Robert K. Floyd
                                                   Vice President,
                                                   Chief Financial Officer, and
                                                   Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:     March 25, 1998

                                                By:_/S/_________________________
                                                   William E. Conway, Jr.
                                                   Director

Date:     March 25, 1998

                                                By:_/S/_________________________
                                                   Julian Davidson
                                                   Director

Date:     March 25, 1998

                                                By:_/S/_________________________
                                                   Anthony Grillo
                                                   Director

Date:     March 25, 1998

                                                By:_/S/_________________________
                                                   Bob Marbut
                                                   Director

Date:     March 25, 1998

                                                By:_/S/_________________________
                                                   Elvis L. Mason
                                                   Director

Date:     March 25, 1998

                                                By:_/S/_________________________
                                                   James B. Skaggs
                                                   Director

Date:     March 25, 1998

                                                By:_/S/_________________________
                                                   Thomas P. Stafford
                                                   Director