Form 10-Q
period 1998-03-31
TRACOR INC /DE
filed 1998-05-14
CIK 829221

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                     TRACOR
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31,     December 31,
                                                        1998           1997
                                                     ----------     ------------
                                                     (Unaudited)      (Audited)
                                                         (in thousands, except
                                                             share data)
ASSETS

Current assets:
  Cash and cash equivalents                            $  3,003         $    168
  Accounts receivable                                   278,109          267,352
  Inventories                                            16,342           15,227
  Assets held for sale                                    3,530            3,530
  Prepaid expenses and other                             11,353           15,111
  Deferred income taxes                                  15,594           15,594
                                                       --------         --------
    Total current assets                                327,931          316,982

Property, plant, and equipment, net                     118,913          120,690
Goodwill, net                                           225,762          227,815
Other intangibles, net                                    7,080            8,180
Restricted cash                                              --           22,950
Prepaid pension costs                                     5,428            7,237
Deferred charges and other assets                        16,753           13,755
                                                       --------         --------
Total assets                                           $701,867         $717,609
                                                       ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities             $133,094         $143,006
  Current portion of long-term debt                       5,625           10,624
                                                       --------         --------
    Total current liabilities                           138,719          153,630

Long-term debt, less current portion                    263,104          270,343

Deferred revenue                                          6,073            7,882
Other long-term liabilities                              22,500           26,539

Shareholders' equity:
  Preferred stock, par value $.01 per share:
    1,000,000 shares authorized; no shares issued
    or outstanding                                           --               --
  Common stock, par value $.01 per share:
    53,000,000 shares authorized; shares issued and
    outstanding: 25,203,786 net of 23,377 shares in
    treasury in 1998 and 25,148,949 net of 18,169
    shares in treasury in 1997                              252              251
  Additional capital paid in                            128,398          127,888
  Retained earnings                                     142,821          131,076
                                                       --------         --------
    Total shareholders' equity                          271,471          259,215
                                                       --------         --------
Total liabilities and shareholders' equity             $701,867         $717,609
                                                       ========         ========

See notes to unaudited condensed consolidated financial statements.

                                      TRACOR
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                       -------------------------
                                                          1998        1997
                                                          ----        ----
                                                            (in thousands,
                                                       except per share amounts)

Net sales                                                  $290,658    $297,464
Cost of sales                                               235,699     239,643
                                                           --------    --------
  Gross profit                                               54,959      57,821

Selling, administrative, and general expenses                28,629      31,706
                                                           --------    --------
  Earnings before interest, income taxes, and
   extraordinary item                                        26,330      26,115

Interest expense, net                                         5,880       6,952
                                                           --------    --------
  Income before income taxes and extraordinary item          20,450      19,163

Income taxes                                                  8,705       8,899
                                                           --------    --------
  Income before extraordinary item                           11,745      10,264

Extraordinary loss from early extinguishment of debt,
 net of income tax benefit of $7,084                             --       9,985
                                                           --------    --------
Net income                                                 $ 11,745    $    279
                                                           ========    ========

Earnings per common share - basic:
  Income before extraordinary item                             $.47        $.41
  Extraordinary loss                                             --        (.40)
                                                               ----        ----
  Net income per common share - basic                          $.47        $.01
                                                               ====        ====
Earnings per common share - assuming dilution:
  Income before extraordinary item                             $.43        $.38
  Extraordinary loss                                             --        (.37)
                                                               ----        ----
  Net income per common share - assuming dilution              $.43        $.01
                                                               ====        ====

See notes to unaudited condensed consolidated financial statements.

                                      TRACOR
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                             -------------------
                                                              1998        1997
                                                              ----        ----
                                                               (in thousands)

Operating activities:
  Net income                                               $ 11,745     $   279
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Extraordinary loss from early extinguishment
        of debt, net of income tax benefit                       --       9,985
      Depreciation of property, plant, and equipment          4,717       4,603
      Amortization of goodwill                                2,153       2,279
      Amortization of other intangibles                       1,100       1,216
      Decrease in prepaid pension costs                       1,809       2,377
      Decrease in debt issuance costs                           214         711
      Decrease in deferred revenue                           (1,809)     (2,377)
      Changes in operating assets and liabilities:
        Increase in accounts receivable                     (10,969)    (10,339)
        Increase in inventories and prepaid expenses         (1,955)     (3,217)
        Increase (decrease) in accounts payable and
          accrued expenses                                   (9,072)      5,224
        Other                                                  (225)        (14)
                                                           --------     -------
      Net cash provided by (used in) operating activities    (2,292)     10,727

Investing activities:
  Purchases of property, plant, and equipment                (3,132)     (5,271)
  Acquisition of businesses, net of cash acquired,
    and investments in joint ventures                        (1,585)       (465)
                                                           --------     -------
      Net cash used in investing activities                  (4,717)     (5,736)

Financing activities:
  Payments of long-term debt                                (39,007)   (318,102)
  Proceeds from issuance of long-term debt                   53,000     291,005
  Acquisition related settlement                             (4,480)         --
  Payment of premium to retire long-term debt                    --      (7,512)
  Payment of debt issuance costs                                 --      (6,645)
  Exercise of stock options and warrants                        331         265
                                                           --------     -------
    Net cash provided by (used in) financing activities       9,844     (40,989)
                                                           --------     -------

    Increase (decrease) in cash and cash equivalents          2,835     (35,998)
Cash and cash equivalents at beginning of period                168      36,758
                                                           --------     -------
Cash and cash equivalents at end of period                 $  3,003     $   760
                                                           ========     =======

See notes to unaudited condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1998

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Tracor, Inc. ("Tracor" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Company's consolidated financial statements and notes thereto incorporated by reference in the Company's Annual Report on Form 10-K as of December 31, 1997.

Note B - Business Segments

The Company is organized and reports the results of its operations in three business segments (Information Systems, Aerospace, and Systems Technologies) based on the products, systems, and services provided to the marketplace and customers served by each segment. The Company evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes, and extraordinary item. Financial information for Tracor's business segments is as follows (in thousands):

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------

                                                                 1998     1997
                                                                 ----     ----

Sales:
  Information Systems                                      $102,902     $ 96,013
  Aerospace                                                  75,781       76,999
  Systems Technologies                                      116,507      126,000
                                                           --------     --------
                                                            295,190      299,012
Intersegment sales:
  Information Systems                                         2,380           15
  Aerospace                                                   1,164          368
  Systems Technologies                                          988        1,165
                                                              -----        -----
                                                              4,532        1,548
Net sales:
  Information Systems                                       100,522       95,998
  Aerospace                                                  74,617       76,631
  Systems Technologies                                      115,519      124,835
                                                           --------     --------
Consolidated net sales                                     $290,658     $297,464
                                                           ========     ========
Earnings before interest, income taxes,
 and extraordinary item:
  Information Systems                                       $ 8,583      $ 9,488
  Aerospace                                                  11,095        7,904
  Systems Technologies                                        6,652        8,723
                                                            -------      -------
Consolidated earnings before interest, income taxes,
 and extraordinary item                                      26,330       26,115
Interest expense, net of interest income                      5,880        6,952
                                                             ------       ------
Consolidated income before income taxes and
 extraordinary item                                         $20,450      $19,163
                                                            =======      =======


Note C - Income Taxes

The effective income tax rate for the three months ended March 31, 1998, is based on the expected annual rate for federal, state, and foreign income taxes.

Note D - Earnings Per Share

The following table (in thousands) reconciles the weighted average common shares used to calculate basic earnings per share and the adjusted weighted average common shares and assumed conversions of warrants and stock options used to calculate diluted earnings per share.

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                 1998       1997
                                                                ----       ----

Weighted average common shares outstanding                     25,186     24,777

Effect of dilutive securities:
     Series A Warrants                                            896      1,089
     Stock options                                              1,042        852
                                                               ------     ------
Weighted average common shares and assumed conversions         27,124     26,718
                                                               ======     ======

Note E - Long-term Debt

During the first quarter, the outstanding promissory notes issued as consideration for the acquisition of Cordant Holdings, Inc. ("Cordant") were paid. One promissory note in the amount of $5 million was paid in accordance with its terms on March 26, 1998. The other note, totaling $21.2 million, was paid on March 31, 1998, upon the settlement of a lawsuit with a former Cordant minority shareholder. An additional $4.5 million, previously recorded in other long-term liabilities, was also paid as part of the settlement of the lawsuit. These transactions resulted in a decrease in current and long-term debt, and a decrease in current and long-term restricted cash.

Note F - Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new standards for the presentation and disclosure of other comprehensive income. There were no material items in the quarter ended March 31, 1998.

Note G - Subsequent Event

On April 21, 1998, General Electric Company, p.l.c. ("GEC") of the United Kingdom and Tracor announced they have entered into a definitive merger agreement (the "Agreement") under which a GEC subsidiary in the United States will commence a cash tender offer for all Tracor shares at $40 per share. Total consideration, including assumed debt, amounts to approximately $1.4 billion. The Agreement has been unanimously approved by the boards of directors of GEC and Tracor. The tender offer is conditional upon, among other things, the tender of at least 51% of the outstanding common shares of Tracor and the required U.S. regulatory approvals, including Exon-Florio. The transaction is expected to close during June 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

Approximately 75% of the products, systems, and services of Tracor, Inc. and its subsidiaries (Tracor or the Company) are sold to the U.S. Department of Defense ("DOD") through direct contracts or through subcontracts with other U.S. government contractors. In addition, the majority of foreign sales were in defense electronics markets.

While the U.S. defense budget has decreased substantially over the past decade, it is no longer declining and remains at more than $250 billion per year. Most industry analysts indicate U.S. defense procurement account spending will rise slowly as the year 2000 approaches. The total budget remains stable and reasonably predictable.

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

Management believes Tracor is well positioned with core competencies in leading-edge technologies and an extensive understanding of military operations to be a major participant in supporting both near-term efforts and the future transformation of our military forces.

The contraction of the defense budget and the resulting excess capacity and increase in competition for contracts among defense companies have resulted in a major consolidation in the industry. Through internal growth and several acquisitions, the Company has substantially increased its revenue base. It has also reduced combined overhead costs through staff reductions, facilities consolidations, process improvements, and the elimination of certain other duplicative costs. These efficiencies and increased revenue base, along with the Company's realignment of its businesses into three major segments, have enhanced Tracor's cost competitiveness in bidding on new contracts and recompetes of existing contracts.

The future defense budget and the industry consolidation cannot be predicted with certainty; however, management believes Tracor is well positioned to continue to leverage its strengths and successes in its products, systems, and services.

Financial Condition

Working capital was $189.2 million at March 31, 1998, up from $163.4 million at December 31, 1997, and the ratio of current assets to current liabilities was
2.4 compared to 2.1. The increase in working capital and the current ratio is due primarily to decreases in accounts payable, accrued liabilities, and the current portion of long-term debt. Cash provided by operating activities decreased in the first quarter of 1998 compared to the first quarter of 1997 primarily due to an increase in accounts receivable, which include unbilled costs and fees, and decreases in accounts payable and accrued liabilities. The increase in accounts receivable is due to the timing of billings and collections related to several production contracts. The decreases in accounts payable and accrued expenses are due to the timing of payments and are expected to be temporary.

Investing activities during the quarter included an investment in a joint venture and an adjustment of the acquisition price of Aerial Data Reduction Associates, Inc. Normal capital expenditures of $3.1 million were incurred during the quarter. The Company's operations typically do not require large capital expenditures, and there were no substantial capital commitments at March 31, 1998.

Financing activities included borrowings and repayments under the Company's revolving credit facility and the payment of $4.5 million upon the settlement of a former Cordant minority shareholder lawsuit.

At March 31, 1998, the Company had outstanding letters of credit of approximately $36.2 million. Existing letters of credit secure performance commitments on certain contracts with foreign customers and serve as collateral for certain insurance policies.

At March 31, 1998, the Company had firm backlog, which includes funded and unfunded contractual commitments, of $1.3 billion, increased compared to $1.1 billion at March 31, 1997. Approximately 83% of firm backlog represents contracts with agencies of the U.S. government or its prime contractors, and about 64% is expected to be earned within one year. In addition, the Company's backlog of unexercised contract options on U.S. government contracts was $2.1 billion at March 31, 1998, compared to $1.7 billion at March 31, 1997.

The Company's liquidity and financial flexibility provided by cash from operations and amounts available under the $200 million New Bank Credit Facility will allow the Company to meet its obligations, fund capital equipment requirements, and pursue its business strategy.

Results of Operations

Three Months Ended March 31, 1998, Versus Three Months Ended March 31, 1997

Sales in the Information Systems segment increased over the prior year due to increased production of digital imagery workstations and work performed under a new contract for the National Imagery and Mapping Agency. Due to changes in the sales mix, earnings for the current year decreased slightly compared to the prior year.

The Aerospace segment experienced a net decrease in sales compared to the prior year. Reduced activity on contracts for C-38A aircraft, mine countermeasures, full-scale QF-4 aerial targets, and chaff dispenser units, contributed to decreases in sales. Sales increases were realized on several contracts, lessening the effect of the sales reductions mentioned above. Such increases included sales production of the ALE-47 countermeasures dispenser systems, Band 9/10 radar jamming transmitters for the U.S. Navy's EA-6B aircraft, and chaff, as well as sales from new contracts for camouflage systems and for the production of a Tower Restoration Vehicle for the U.S. Air Force. The segment experienced an overall increase in earnings due primarily to increased sales of jamming equipment, chaff, and radar warning receivers. Prior-year earnings also include a loss recorded on a competitively bid flare contract awarded in 1997. The increases in earnings in the current quarter were reduced by lower profit margins on ALE-47 production due to a change in the program mix and the reduced sales mentioned above.

Sales decreases in the Systems Technologies segment were the result of reduced activity on shipboard combat systems integration contracts and an overall reduction in expenses compared to the prior year. These decreases were partially offset by slightly higher revenue on communication engineering contracts. The decline in current year earnings is attributable to decreased sales in the current year and higher award fees in the prior year due to completed contracts.

Interest savings in the first quarter compared to the prior year were the result of the Company's debt refinancing completed on March 14, 1997.

The effective income tax rate decreased from 46.4% in 1997 to 42.6% in 1998. Income taxes are recorded at the expected annual rates for federal, state, and foreign income taxes which, for 1998, reflects a reduction in the rates as determined in the third quarter of 1997.

Cautionary Statement

Any statements contained in this report which are forward-looking statements rather than historical facts are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied. These risks and uncertainties include the competitive nature of the government contracting environment, dependence on continued funding of government contracts, government contract procurement and termination risks, restrictions imposed by terms of the Company's indebtedness, the effect of changing political or economic conditions, and other risks described in the Company's Securities and Exchange filings, including the Company's Form 8-K, dated July 22, 1997.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   A.  Exhibits.

       27.0 Financial Data Schedule for Period Ended March 31, 1998

   B.  Reports on Form 8-K

       Tracor previously filed a Report on Form 8-K dated April 27, 1998, during the quarter reporting the Agreement and Plan of Merger by and among GEC Incorporated; GEC Acquisition Corp.; and Tracor, Inc. for the acquisition of all issued and outstanding shares of common stock of Tracor, Inc. by GEC.


                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Tracor, Inc.


Date: May 14, 1998                             By: /s/ Robert K. Floyd
     ----------------                             ------------------------------
                                                  Robert K. Floyd
                                                  Vice President and
                                                  Chief Financial Officer